Form 10KSB
period 1998-12-31
CONTESSA CORP /DE
filed 1999-07-02
CIK 1072816

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

    (Mark One)
        [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 1998

                                       OR

        [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ________________


        Commission file number      0-25007
                               --------------------------------------------

                              Contessa Corporation
                    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

                Delaware                                      65-0655628
    ---------------------------------                  ------------------------
       (State or other jurisdiction                         (IRS Employer
    of incorporation or organization)                     Identification No.)


       2700 West Cypress Creek Rd., Suite C103
              Ft. Lauderdale, Florida                           33309
--------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

Issuer's telephone number  (954) 973-7779
                        --------------------------------


Securities registered under Section 12(b) of the Act:  NONE
                                                     ---------------------------

Securities registered under Section 12(g) of the Act: Common Stock, par value $.0001 per share
                                               ---------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X
   ____       -----


                                              Total pages: 17
                                                           --
                                              Exhibit Index Pages: 15-16
                                                                   -----



     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this form 10-KSB. [    ]

     State issuer's revenues for its most recent fiscal year.  $    -0-
                                                                -----------

     As of December 31, 1998, there were 2,806,506 shares of the Registrant's common stock, par value $0.001, issued and outstanding. Of these 844,006 shares are held by non-affiliates of the Registrant. The Registrant's common stock has never traded on any public market and has never received any bids and therefore the Registrant is unable to estimate the market value of securities held by non-affiliates.

Transitional Small Business Disclosure Format (check one):
Yes      ;  No     X
   ------      --------


                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE, however certain exhibits hereto are incorporated by reference to the Form 10-SB previously filed by the Registrant with the Commission.

-------------------------------------------------------------------------------
                               TABLE OF CONTENTS
-------------------------------------------------------------------------------


Item Number and Caption                                               Page
-----------------------                                               ----

 PART I

   1.  Description of Business.......................................    4

   2.  Description of Property.......................................    5

   3.  Legal Proceedings.............................................    5

 PART II

   4.  Submission of Matters to a Vote of Security Holders...........    6

   5.  Market for Common Equity and Related Stockholder Matters......    6

   6.  Management's Discussion and Analysis or Plan of Operations....    6

   7.  Financial Statements..........................................    9

   8.  Changes in and Disagreements With Accountants on Accounting
       and Financial Disclosure......................................    9

 PART III

   9.  Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act.............    9

   10. Executive Compensation......................................     12

   11. Security Ownership of Certain Beneficial Owners and
       Management.................................................     13

   12. Certain Relationships and Related Transactions...............   14

   13. Exhibits and Reports on Form 8-K.............................   15

-------------------------------------------------------------------------------
                        PART I  DESCRIPTION OF BUSINESS
-------------------------------------------------------------------------------


Item 1.  Description of Business.

         (a)  Business Development.

         Contessa Corporation (hereinafter referred to as the "Company" and/or the "Issuer"), a Delaware corporation, was formed on March 7, 1996 under the name United Health Management, Inc. to operate as a managed health care provider. On September 16, 1997, the board of directors of the Company changed the business of the Company to that of a holding company, and subsequently changed its name to Contessa Corporation. In September of 1997, the Company acquired all of the issued and outstanding shares of Gastronnomia Bocca Di Rossa, Inc. ("GBDR"), a Florida corporation, in exchange for 562,500 shares of its common stock, $.0001 par value (the "Acquisition"). As a result, GBDR became the wholly-owned subsidiary of the Company. Prior to the Acquisition, GBDR was a wholly owned subsidiary of Giuditta Investments, Inc. an affiliate of Mr. Pietro Bortolatti, and a corporation organized under the laws of Florida.

         (b)  Business of the Issuer.
Products

         The Company is a holding company, the principal assets of which are the capital stock of Gastronnomia Bocca Di Rosa, Inc. ("GBDR"). At present, the Company conducts no business on its own independent of GBDR. At the time of its acquisition, GBDR was to be the basis for the Company's restaurant operations. Development of the restaurant operations has proceeded behind schedule and the Company has incurred greater costs than it had anticipated. As a result, the Company has decided to abandon the restaurant development effort. The Company has entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") under which Mr. Bortolatti would receive back the shares of GBDR formerly held by his affiliate, Giuditta Investments, Inc. and in exchange therefor, would surrender the shares of the Company that he received in the Acquisition. The consummation of the Stock Purchase Agreement is subject to several contingencies and conditions and will be completed when these are satisfied.

         GBDR was to be engaged in the operation of an Italian delicatessen/cafe, to be called "Bocca Di Rosa Gastronnomia" ("Gastronnomia"). Gastronnomia was intended to be an informal restaurant/ delicatessen/bakery/ featuring take-out, catering, deliveries, as well as on site dining. The restaurant was to offer both indoor and outdoor dining in a rustic setting, with an open, elevated kitchen. The hours of operation were to be principally during the day, with an early dinner service until 8:00 pm. The opening of Gastronnomia was originally scheduled for November 30, 1998. Due to unforeseen delays and difficulties of various types, Gastronnomia has never opened. According to Mr. Bortolatti, successfully bringing the project to completion would require additional investment by the Company of approximately $200,000. The Company has determined that it is not in its best interest to continue the development process and has therefore decided to abandon the restaurant operations. Base lease payments of $63,204 plus additional lease payments in respect of allocated real estate taxes and insurance will remain the obligation of GBDR, however, the Company will have no interest in GBDR, and consequently, will have no obligation with respect to the lease.

--------------------------------------------------------------------------------

                        ITEM 2. DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------------


         The Company's executive offices are currently located at 2700 West Cypress Creek Road, Suite C-103 , Fort Lauderdale, Florida 33309. This space is currently provided free of charge to the Company by Stanley Markofsky, the brother of Ian Markofsky, who is the sole shareholder of Viking Investment Group II, Inc. See Item 11, fn. 1.

         GBDR prior to the acquisition had entered into a lease dated July 1, 1997 with Carolyn Meredith for 1,832 square feet of retail space at 2808 Bird Avenue (the "Premises A") and 916 square feet of retail space at 2806 Bird Avenue (the "Premises B"), both in Coconut Grove, Florida (collectively the "Premises"). The lease term was for ten (10) years, beginning July 1, 1997. The Premises includes on-site parking.

         The annual rent for Premises A for the first three years is $42,136, payable in equal monthly installments of $3,511.33. Beginning on May 1, 1998, the annual rent for Premises B for the first three (3) years is $21,068, payable in equal monthly installments of $1,755.66. The rent payable for years four through twenty is incremented by a cost of living increase. The lease provides for the a ten (10) year extension. The lease also requires the lessee to pay additional rent, which amount represents the lessee's proportionate share of real estate taxes and insurance. The amount of additional rent owed by the lessee for the first year of the lease was $10,764, payable in equal monthly installments of $897.00. The lessee's share of the aggregate additional rent is 31.5% of the total yearly costs for real estate taxes and insurance. The Company has paid a security deposit of $10,533.99. Upon the consummation of the Stock Purchase Agreement, lease obligations will remain the obligation of GBDR which will be wholly owned by Mr. Bortolatti. The Company will have no further obligations with respect to the lease.

-------------------------------------------------------------------------------

                           ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     NONE.

                                    PART II
--------------------------------------------------------------------------------

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

     NONE.

--------------------------------------------------------------------------------

                        ITEM 5. MARKET FOR COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

         (a) The Issuer's Common Stock is listed on the National Association of Securities Dealers, Inc. Electronic Bulletin Board under the trading symbol of "CONT". The Common Stock became listed on October 8, 1998, and to date there has been no established bid price for the Common Stock. Prior to that time, there has been no trading in the Issuer's Common Stock. Accordingly, there has been no high and low bid prices for the Issuer's Common Stock for each quarter within the last three fiscal years.

         (b) The approximate number of holders of record of the Issuer's Common Stock according to its transfer agent is 34. The Issuer has not contacted stock brokerage firms showing on the Issuer's stock transfer records to determine the number of actual holders holding in "street name."

         (c) The Issuer has not paid any cash dividends on its Common Stock, nor does it intend to do so in the foreseeable future. Under the General Corporation Law of the State of Delaware, the Issuer may only pay dividends out of capital and surplus, or out of certain delineated retained earnings, all as defined in the General Corporation Law. There can be no assurance that the Issuer will have such funds legally available for the payment of dividends in the event that the Issuer should decide to do so.
--------------------------------------------------------------------------------

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

         The Company is considered a development stage company with no assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by shareholders of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future.

The statements contained in this Report on Form 10-K that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period from inception (March 7, 1996) to December 31, 1998.

Development stage activities.

         The Company has been a development stage enterprise since its inception
March 7, 1996 to December 31, 1998.   During this period, management had devoted
the majority of its efforts to construction of the restaurant, pursuing and finding a management team to continue the process of completing its marketing goals, obtain sufficient working capital through officer loans, and through the completion of the sale of a private placement. These activities were funded by the Company's management aggregating $127,432 through December 31, 1998 and investments from stockholders aggregating $301,093 through December 31, 1999. The Company has expended funds to purchase restaurant equipment aggregating $132,148 through December

31, 1998, paid out $84,454 in restaurant pre-opening expenses, paid security deposits of $10,533 and paid $206,803 in general and administrative expenses for the period from inception, March 7, 1996, through December 31, 1998. The Company has not yet generated sufficient revenues during its limited operating history to fund its ongoing operating expenses, repay outstanding indebtedness or to fund its food service related expenses.

Results of operations.

Results of Operations for the period from the Company's inception March 7, 1996 through December 31, 1998.

         For the period from the Company's inception March 7, 1996 through December 31, 1998, a period of approximately 27 months, the Company generated net sales of approximately $-0-.

         The Company's gross profit on sales was approximately -0-% for the period from March 7, 1996 through December 31, 1998.

         The Company's overhead costs aggregated approximately $291,526 for the period from inception March 7, 1996 through December 31, 1998. Of these initial start up costs, $155,362 is attributed to consulting contracts for an unrelated business operated prior to the Company's entrance into the restaurant business, $84,454 in restaurant pre-opening expenses, and an aggregate of $39,920 in rent and real estate taxes and an additional $11,690 related to administrative costs of organizing the building of the new restaurant.
      .
Liquidity and capital resources.

         The Company increased liquidity by $4,318 from a cash balance at the Company's inception of $1,000. The Company has been funded through the process of selling shares of common stock through various private placements aggregating $301,093 for the period, March 7, 1996 to December 31, 1998 which includes a private placement to fund the new venture of $18,902 during 1998, and received loans from officers amounting to $127,432 through December 31, 1998.

         The Company expended an aggregate of $132,148 for equipment and furnishings, $10,533 in security deposits, and paid an aggregate of $84,554 in pre-opening expenses which has been charged to operations.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $291,526 for the period from inception March 7, 1996 to December 31, 1998. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

--------------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

--------------------------------------------------------------------------------

             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------
None.


                                    PART III

--------------------------------------------------------------------------------

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------

Executive Officers and Directors

         (a) The Directors and Executive Officers of the Company are listed below. Directors of the Company serve for a term of one year or until their successors are elected. Officers are appointed by, and serve at the pleasure of, the Board.

         Thomas E. Knudson, 42, President, Treasurer and Director.

         Mr. Knudson has served as a director of the Company since inception
and has served as President of the Company since July 1996.   Prior to that
time, Mr. Knudson was a principal of several entrepreneurial ventures including serving as Secretary of Leadville Development Corp., a commercial real estate developer (1990 until June 1996), President and owner of Cocobianco, a clothing importer and retailer (1986 to 1996) and Principal of Fast Incorporated, a BMW dealership, all located in and around Sun Valley, Idaho. Mr. Knudson served as Vice President of Sales of Tamboril Cigar Company ("Tamboril") from June 1996 to August 4, 1998, and served as a Director of Tamboril from October 1996 to August 4, 1998.

         Anthony Markofsky, 30, Secretary and Director

         Mr. Markofsky has served as Secretary and a Director of the Company since inception. During the period April 1997 to January, 1999, Mr. Markofsky served as President and Chief Executive Officer of Tamboril. Mr. Markofsky served as a Director of Tamboril from October 1996 to January 1999. Prior to these positions with Tamboril, Mr. Markofsky served as Vice President and Sales Administration Manager of Tamboril from March 1996 to April 1997. From April 1995 to January 1996, Mr. Markofsky served as a consultant to Intercare Inc., a medical management company. From April 1991 to April 1995, he held various positions with CareFlorida Inc., a health maintenance organization. Mr. Markofsky's father is Ian Markofsky, President and sole shareholder of Viking Investment Group II., Inc., an affiliate of the Company by virtue of its shareholdings in the Company.

         Adam S. Gottbetter, 30, Assistant Secretary

         Adam S. Gottbetter has served as the Assistant Secretary of the Company since inception. Mr. Gottbetter received his J.D. from the Benjamin N. Cardozo School of Law and his B.S. in Finance from the School of Business and Economics at Lehigh University. Since 1992, Mr. Gottbetter has developed, negotiated, structured and closed equity and debt investments with both public and private companies on behalf of both issuers and investors. From 1992 to 1993 he was an associate with the law firm of Paul B. Gottbetter, Esq. in New York. In 1993, Mr. Gottbetter co-founded the law firm of Kaplan & Gottbetter, predecessor to Kaplan Gottbetter & Levenson, LLP, which was formed in 1996. As an attorney, Mr. Gottbetter specializes in corporate finance and securities matters for public companies and private companies which may be candidates for the public market. Mr. Gottbetter is a member of the Finance Committee for Compost America Holding Company, Inc., a publicly-traded waste management company. He is admitted to the practice of law in the States of New York and Connecticut.

         David S. Rector, 51, Director.

         Mr. Rector has served as a Director of Contessa Corporation since June 1998. Mr. Rector was a director of Tamboril Cigar Company ("Tamboril") from August, 1996 to January 1999. From August 1996 to March 1997, Mr. Rector was also Executive Vice President and General Manager of Tamboril, where he was instrumental in organizing Tamboril's operations and administration. Mr. Rector was appointed Secretary of Tamboril in June of 1997. Over the past two decades, Mr. Rector has served as a business consultant to, and held senior positions in, a variety of ventures. From July of 1995 until July 1996, Mr. Rector was principal of David Stephen Group, a business consulting firm. Mr. Rector was Chief Operating Officer of Headstrong Group, a manufacturer and distributor of recreational safety helmets, from July to November 1995. From January to June of 1995 Mr. Rector was General Manager of Bemiss-Jason, a distributor of paper products. From June 1992 to April 1994 he was President of Supercart International, a distributor of shopping carts. From April 1986 to June 1992 he was principal of Blue Moon, a distributor of garment buttons. From 1980 to 1985, Mr. Rector served as President of Sunset Designs, a designer of leisure time craft. From 1972 to 1980, Mr. Rector held various managerial sales and marketing positions with Crown Zellerbach Corporation, a multi-billion dollar manufacturer of paper and forest products.

         (b) Although not an employee of the Company, Pietro Bortolatti's participation in GBDR was significant to the Company's development efforts for the Coconut Grove restaurant it attempted to develop. Pietro Bortolatti has served as the President of GBDR since its inception. Mr. Bortolatti has over 30 years experience in the retail food industry. Mr. Bortolatti currently manages two other restaurants in Miami under the Bocca Di Rosa name, one of which is located across the street from GBDR's location. Neither the Company nor GBDR has an employment agreement with or any "key man" life insurance on Mr. Bortolatti.

         (c) Anthony Markofsky, Vice President and a Director of the Issuer, is the son of Ian Markofsky, the President and the sole shareholder of Viking Investment Group II, Inc., which is a principal shareholder of the Issuer. Ian Markofsky was instrumental in the founding of the Issuer and plays a significant role in promoting the Issuer to the investment community.

Board Meetings and Committees

         The Directors and Officers will not receive remuneration from the Company until a subsequent offering has been successfully completed, or cash flow from operating permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefrom. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, the directors, officers, and beneficial owners of more than 10% of any class of equity securities of the Company or any other person known to be subject to
Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year. As noted previously, the Company's stock has never traded nor been quoted and none of the aforementioned individuals has sold any of the stock which they hold.

-------------------------------------------------------------------------------

                        ITEM 10. EXECUTIVE COMPENSATION

-------------------------------------------------------------------------------

     NONE.

-------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------


     (a)  Security Ownership of Certain Beneficial Owners.

     Name and                                                  Amount and
     Title of                        Address of                 Nature of          Percentage
      Class                       Beneficial Owner        Beneficial Ownership      of Class*
---------------------------  -------------------------  -----------------------  -------------

 Common Stock, par           Anthony Markofsky/(1)(2)/       300,000 shares          10.46%
   value $.0001 per share    c/o Contessa Corporation        Direct


 Common Stock, par           Viking Investment Group II,     525,000
   value $.0001 per share    Inc.;  630 Third Avenue         Shares/(2)/
                             New York, NY 10017              Direct                  18.31%

 Common Stock, par           Parenteau Corporation           525,000 shares/(2)/     18.31%
   value $.0001 per share    4446 St. Laurent Blvd.
                             Suite 801                       Direct
                             Quebec, Canada W2W 125

 Common Stock, par           Giuditta Investment, Inc.       562,500 shares/(2)/     19.62%
   value $.0001 per share    2833 Bird Avenue
                             Coconut Grove, FL 33133         Direct

----------------
  *   Based on 2,866,506 shares issued and outstanding.
/(1)/ Ian Markofsky is the President and sole shareholder of Viking Investment
      Group II, Inc.  Mr. Markofsky is the father of Anthony Markofsky.
/(2)/ After giving effect to the consummation of the Stock Purchase Agreement, Mr. Markofsky's holdings will comprise 13.02%, Viking Investments Group II, Inc.'s holdings will comprise 22.79%, and Parenteau Corporation's holding will comprise 22.79% of the Company's common stock based on 2,304,006 shares outstanding. The stock held by Giuditta Investments, Inc., an affiliate of Pietro Bortolatti shall be transferred back to the Company. Parenteau Corporation is a Delaware corporation wholly-owned by Mr. Francois Parenteau.


     The Company has not contacted stock brokerage firms holding shares of the Company's Common Stock in "street name" to determine whether there are additional substantial shareholders of the Company.

     (b) Security Ownership of Management.

     The number of shares of Common Stock of the Issuer owned by the Directors and Executive Officers of the Issuer is as follows:


                               Name and                 Amount and
       Title of                Address of               Nature of               Percentage
         Class               Beneficial Owner       Beneficial Ownership         of Class*
--------------------------  ---------------------  ---------------------  -----------------------
Common Stock, par              Thomas Knudson            0 shares                  0
 value $.0001 per share

Common Stock, par              David Rector              0 shares                   0
 value $.0001 per share        Director
                               C/O Contessa
                               Corporation

Common Stock, par              Anthony Markofsky         300,000 shares            10.46%
 value $.0001 per share        Secretary & Director
                               C/O Contessa
                               Corporation

Common Stock, par              Adam S. Gottbetter/(3)/    50,000 shares             1.74%
 value, $.0001 per share       Assistant Secretary
                               Kaplan Gottbetter & Levenson, LLP
                               Indirect
                               630 Third Avenue, 5/th/ Floor
                               New York, NY 10017

 Common Stock, par             All Officers and Directors   875,000 shares         30.52%
  value $.0001 per share       Directors (4 persons)

---------------
 *   Based on 2,866,506 shares currently issued and outstanding

(1) Mr. Ian Markofsky holds his shares through an affiliated corporation, Viking Investment Group II, Inc.
(2) After giving effect to the consummation of the Stock Purchase Agreement, Mr. Ian Markofsky's indirect holding will comprise 22.79%, Mr. A. Markofsky's holding will comprise 13.02% and Mr. Gottbetter's holding will comprise 2.17% of the Company's common stock, each based on 2,304,006 shares outstanding.
(3) Mr. Gottbetter is a partner in the law firm of Kaplan Gottbetter & Levenson, LLP, which owns 50,000 shares of common stock of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     In March 1996, the Company issued an aggregate of 2,100,000 shares to its founders, Messrs. Rudy Roig, Anthony Markofsky, Viking Investment Group II, Inc., and Parenteau Corporation in connection with the organization and early development stage of the Company, as follows: Rudy Roig was issued 750,000 shares, Anthony Markofsky was issued 300,000 shares,

Viking Investment Group II, Inc. was issued 525,000 shares and Parenteau Corporation was issued 525,000 shares. In consideration for said shares, the founders paid an aggregate of $3,710, consisting of $500 in organization expenses and $3,000 in office equipment. In September 1996, the Company issued to Kaplan & Gottbetter, predecessor of Kaplan Gottbetter & Levenson, LLP, 50,000 shares of its common stock in consideration for legal services valued at $10,000 or $.20 per share.

     In July 1996, Rudy Roig was removed as an officer and director of the Company for breach of his fiduciary duties to the Company. In connection therewith, pursuant to an escrow agreement dated July 9, 1996 between the Company and Mr. Roig, Mr. Roig's shareholdings in the Company were returned to the Company for cancellation in September 1996.

     On September 26, 1997, the Company acquired all of the issued and outstanding capital stock of GBDR consisting of 500 shares, in exchange for 562,500 shares of the common stock, $.0001 par value of the Company (the "Acquisition"). As a result of the Acquisition, GBDR, became the wholly-owned subsidiary of the Company. Prior to the Acquisition, GBDR was a wholly owned subsidiary of Giuditta Investments, Inc., a corporation organized under the laws of Florida.

                   ------------------------------------------
                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K
                   ------------------------------------------


     (a) The following documents are filed as part of this report.

1.   Financial Statements                                                           Page
                                                                                    ----

     Report of Thomas P. Monahan, Independent Certified Public Accountant           F-1

     Balance Sheet as of December 31, 1998                                          F-2

     Statements of Operations for the years ended
     December 31, 1998, and 1997                                                    F-3

     Statement of Stockholders' Equity for the years ended
     December 31, 1998 and 1997                                                     F-4

     Statements of Cash Flows for the years ended
     December 31, 1998 and 1997                                                     F-5

     Notes to Financial Statements                                                  F-6

                                      15

2.   Financial Statement Schedules

     The financial statement schedule containing twelve month summary information is attached as Exhibit 27.

3.   Exhibits

     (a) The following exhibits are included as part of this report:

                    SEC
    Exhibit      Reference
     Number        Number            Title of Document              Location
    --------     ----------          -----------------              --------
      3.01           3            Articles of Incorporation       Incorporated
                                      of Registrant               by Reference

      3.02           3            Bylaws                          Incorporated
                                                                  by Reference


     (b) The Company did not file any report on Form 8-K during the last quarter of the period covered by this report.

     (c) The exhibits listed in Item 13(a)(3) are incorporated by reference to the Form 10-SB of the Registrant previously filed with the Commission on October 29, 1998.

     (d) No financial statement schedules required by this paragraph are required to be filed as a part of this form.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                         Contessa Corporation


Dated: July 2, 1999                      By /s/ Thomas Knudson
                                           -------------------------
                                           Thomas Knudson, President
                                                  & Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this ___th day of June 1999.

                                         Contessa Corporation


                                         By /s/ Anthony Markofsky
                                           -------------------------
                                               Director



                                         By /s/ Thomas Knudson
                                           -------------------------
                                               Director



                                         By_________________________
                                             , Director

THOMAS P. MONAHAN
CERTIFIED PUBLIC ACCOUNTANT
208 LEXINGTON AVENUE
PATERSON, NEW JERSEY 07502
(973) 790-8775


To The Board of Directors and Shareholders of Contessa Corporation (a development stage company)

   I have audited the accompanying consolidated balance sheet of Contessa Corporation (a development stage company) as of December 31, 1998 and the related consolidated statements of operations, cash flows and shareholders' equity for the years ending December 31, 1997 and 1998. These consolidated financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

   I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

   In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Contessa Corporation (a development stage company) as of December 31, 1998 and the related consolidated statements of operations, cash flows and shareholders' equity for the years ending December 31, 1997 and 1998 in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements have been prepared assuming that Contessa Corporation ( a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Contessa Corporation (a development stage company) to continue as a going concern.


                                /s/ Thomas P. Monahan
                                ----------------------------------------------
                                Thomas P. Monahan, CPA

March 31, 1999
Paterson, New Jersey

                             CONTESSA  CORPORATION
                         (a development stage company)
                                 BALANCE SHEET

                                                       December 31,
                                                           1998
                                                           ----
                       Assets
Current assets

  Cash and cash equivalents                                  $4,318
                                                             ------
  Total current assets                                        4,318


Capital assets                                              132,148


Other assets
  Excess of purchase paid over book values                  196,644
  Security deposits                                          10,533
                                                             ------
  Total other assets                                        207,177
                                                            -------
Total assets                                               $343,643
                                                           ========



                     Liabilities and  Stockholders' Equity

Current liabilities

  Accounts payable and accrued expenses                    $127,432
                                                           --------
  Total liabilities                                         127,432



Stockholders equity

Common stock-$.0001 par value , authorized
5,000,000 shares. The number of shares outstanding
at December 31, 1998  was 2,866,506.                            287

  Additional paid in capital                                507,450
  Accumulated deficit during development stage             (291,526)
                                                           --------
Total stockholders equity                                   216,211
                                                            -------
Total liabilities and stockholders equity                  $343,643
                                                           ========



                See accompanying notes to financial statements.


                             CONTESSA CORPORATION
                         (a development stage company)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                            For the period
                   For the year         For the year        from inception
                      ended                ended          March 7, 1996, to
                   December 31,         December 31,         December 31,
                      1997                 1998                 1998
                      ----                 ----                 ----

Cost of goods sold          -0-                  -0-                    -0-
                            ---                  ---                    ---

Gross profit                -0-                  -0-                    -0-

Operations:

General and               21,298              114,866                291,526
administrative

Depreciation and           -0-                  -0-                    -0-
amortization              ------                -----                   ---
Total expense             21,298              114,866                291,526


Net Profit (Loss)        $(21,298)           $(114,866)             $(192,526)
from operations         =========           ==========             ==========

Net income per              $(.01)               $(.04)                 $(.10)
share-basic                ======               ======                 ======

Total number of         2,812,000            2,866,566              2,866,506
shares outstanding      =========            =========              =========


                See accompanying notes to financial statements.

                             CONTESSA CORPORATION
                         (a development stage company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                For the period from
                           For the year ended   For the year   inception, March 7,
                              December 31,         ended             1996, to
                                  1997          December 31,       December 31,
                                  ----              1998               1998
                                                    ----               ----

CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net profit (loss)                  $(21,298)     $(114,866)             $(291,526)

  Depreciation and                       -0-                                   -0-
   amortization

  Non-cash transactions                                                      10,000

  Officer loans                        21,592        103,546                127,432
                                       ------        -------
TOTAL CASH FLOWS                          294        (11,320)              (154,094)
 FROM OPERATIONS

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Sale of stock                                       18,902                301,093
                                                      ------                -------
TOTAL CASH FLOWS                                      18,902                301,093
 FROM FINANCING
 ACTIVITIES



CASH FLOWS FROM
 INVESTING ACTIVITIES

  Capital assets                     (102,214)       (29,878)              (132,148)

  Loan receivable                     133,779          5,500

  Security deposit                     (3,511)        (7,022)               (10,533)
                                       ------         ------                -------
TOTAL CASH FLOWS                       28,054        (31,400)              (142,681)
 FROM INVESTING
 ACTIVITIES



NET INCREASE                           28,348        (23,818)                 4,318
 (DECREASE) IN CASH

CASH BALANCE                             (212)        28,136                   -0-
 BEGINNING OF PERIOD                     ----         ------                   ----

CASH BALANCE END OF                   $28,136         $4,318                 $4,318
 PERIOD                               =======         ======                 ======


                See accompanying notes to financial statements

                             CONTESSA  CORPORATION
                         (a development stage company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                                                Additional        Deficit
                     Preferred  Preferred    Common    Common    paid in    accumulated during
  Date                 Stock      Stock      Stock     Stock     capital     development stage     Total
  ----                 -----      -----      -----     -----     -------     -----------------     -----
Initial issuance                           2,100,000     $210                                         $210
of shares

Issuance of                                   50,000        5        9,995                          10,000
shares for legal
services

Cancellation of                             (750,000)     (75)                                         (75)
shares

Sale of shares                               850,000       85      299,915                         300,000

Net loss                                                                              (155,362)   (155,362)
                                  -----      -------     ---       -------            --------    --------
Balance                                    2,250,000      225      291,910            (155,362)    136,773
12-31-1996

Issuance of                                  562,000       56      196,644                         196,700
shares of
acquisition
12-31-1997            Net loss                                                         (21,298)    (21,298)
                     ---------    -----    ---------     ----     --------           ---------   ---------
12-31-1997                                 2,812,000     $281     $488,554            (176,660)   $312,175


Sale of shares                                54,006        6       18,896                          18,902

Net loss                                                                              (114,866)   (114,866)
                                  -----    ---------     ----     --------           ---------   ---------
Balance                                    2,866,506     $287     $507,450           $(291,526)   $216,211
12-31-1998                                 =========     ====     ========           =========   =========



                See accompanying notes to financial statements.

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


Note 1. Organization of Company and Issuance of Common Stock
        ----------------------------------------------------

        a.   Creation of the Company

        Contessa Corporation (the "Company") was first formed under the laws of Delaware on March 7, 1996 under the name United Health Management, Inc. with an initial capitalization of 20,000,000 shares of common stock, $.0001 par value each and 1,000,000 shares of blank check preferred stock, .001 par value each. On March 26, 1996, the Company amended its certificate of incorporation to change its name to United Health Partners, Inc. On September 17, 1997, the Company amended its certificate to change its name to Contessa Corporation and increase the authorized number of shares of preferred shares to 5,000,000, $.001 par value each.

        b.   Description of the Company

        Contessa Corporation was formed under the name United Health Management, Inc. to operate as a managed health care provider. On September 16, 1997, the board of directors of the Company changed the business of the Company to Contessa Corporation. On September 26, 1997, the Company entered into an acquisition agreement, whereby the Company acquired all of the issued and outstanding shares of Gastronnomia Bocca Di Rosa, Inc., a Florida corporation formed on June 12, 1997 ("GBDR") in exchange for 562,500 shares of the common stock. The Company became the parent company of GBDR, a wholly-owned subsidiary. Prior to the Acquisition, GBDR was a wholly owned subsidiary of Giuditta Investments, Inc., a corporation organized under the laws of Florida.

        The Company and GBDR have not begun significant operations, but GBDR has obtained the space for the Italian delicatessen/cafe (the "Cafe") that it plans to open and operate. Currently, the space is being renovated and modified to the specifications needed for the Cafe. It is expected that GBDR will begin full operations in July 1998, when the Cafe is opened for business.

        c.   Issuance of Capital Stock

        In March, 1996, the Company sold 2,100,000 shares of common stock for an aggregate consideration of $210 and issued shares as follows: 750,000 shares to Rudy Roig, 300,000 shares

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


to Anthony Markofsky, 525,000 shares to Viking Investment Group II, Inc. and 525,000 shares to Fancois Parenteau Corp.

     On September 16, 1996, pursuant to an escrow agreement between the Company and Rudy Riog, Mr. Riog returned his shares to the Company for cancellation.

     In April, 1996, the Company issued 50,000 shares of common stock in consideration for legal services valued at $10,000 or $0.20 per share pursuant to Rule 701 of the Securities Act of 1933, as amended.

     In October, 1996, the Company sold 850,000 shares of common stock for an aggregate consideration of $300,000 or $0.3529411 per share pursuant to Rule 504 of Regulation D, under the Securities Ac t of 1933, as amended.

     On September 30, 1997, the Company issued 562,000 shares of common stock for the acquisition of GBDR. valued at $196,700 or $0.35 per share.

     Pursuant to a private placement under Rule 504 of the Securities Act of 1933, as amended, (Rule 504), the Company offered in June, 1998, 100,000 shares of common stock at $0.35 per share. As of June 30, 1998, the Company had sold 54,006 shares common stock for an aggregate consideration of $18,902.

Note 2-Summary of Significant Accounting Policies
       ------------------------------------------

        a.   Basis of Financial Statement Presentation

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $291,526 for the period from inception March 7, 1996 to December 31, 1998. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company is anticipating that with the funds raised from the completion of its private placement and with additional loans from officers of the Company and credit extended by equipment and food vendors and with the increase in working capital from operations once the store is opened, the

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


Company will complete the restaurant and experience an increase in sales. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The management of the Company believes that it has sufficient resources to complete the construction of the store and fund operations for the next 12 months. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its source of inventory of food supply. The Company plans to engage in such ongoing financing efforts on a continuing basis.

     The financial statements presented consist of the consolidated balance sheet of the Company as at December 31, 1998 and the related consolidated statements of operations, stockholders equity and cash flows for the year ended December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders equity and cash flows for the period from inception, March 7, 1996, to December 31, 1998.

        b.   Cash and cash equivalents

        The Company treats temporary investments with a maturity of less than three months as cash.

        c.   Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives using the straight line methods over a period of five years. Maintenance and repairs are charged against income and betterment's are capitalized.

        d.   Earnings per share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


structures. Basic EPS includes no dilution and is computed by dividing net income by the total number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could dilute the shares in computing the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into common stock.

     Pursuant to the requirements of the Securities and Exchange Commission, the calculation of the shares used in computing basic and diluted EPS include the shares of common stock issued for the acquisition of GBDR .

     Shares used in calculating basic and diluted net income per share were as follows:


                                 Year ended    Year ended
                                 December 31,  December 31,
                                    1997          1998
                               ------------------------------
 Total number common
  shares outstanding              2,812,000   2,866,506
                                 -----------  ---------

Shares used in calculating
 per share amounts - Diluted      2,812,000   2,866,506
                                  =========  ==========
     e.   Revenue recognition

     Revenue is recognized when  products are shipped or services are rendered.

     f.   Selling and Marketing Costs

     Selling and Marketing - Certain selling and marketing costs are expensed in the period in which the cost is incurred.

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


        g.   Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        h.   Significant Concentration of Credit Risk

        At December 31, 1997, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0-which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

        i.   Asset Impairment

        The Company adopted the provisions of SFAS No. 121, Accounting for the impairment of long lived assets and for long-lived assets to be disposed of effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect of such adoption on the Company's financial position or results of operations.

        j. The Company has adopted the provisions of SOP 98-5 requiring that certain expenses classified as pre-opening expenses accumulated in connection with the activities of the restaurant prior to its opening be charged as
incurred, As of   December  31, 1998, the Company has charged $84,554  to
operations.

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


        Note  3 - Capital Assets
                  --------------
     Capital Assets consisted of the following at December 31, 1997:

                                     Asset      Accumulated       Total

                                     Cost       Depreciation
Store equipment                      $102,270                    $102,270
                                     --------                    --------

Note 4 - Preferred Stock
         ---------------

        The Board of Directors of the Company has the authority to establish and designate any shares of stock in series or classes and to fix any variations in the designations, relative rights, preferences and limitations between series as it deems appropriate, by a majority vote.

        The preferred stock may be issued in series, each of which may vary, as determined by the board of directors, as to the designation and number of shares in such series, voting power of the holders thereof, dividend rate, redemption terms and prices, voluntary and involuntary liquidation preferences, and conversion rights and sinking fund requirements, if any, of such series.

        The number of shares of preferred stock outstanding at December 31, 1998 is -0-.

Note  5  - Related Party transactions
           --------------------------

       a.   Issuance of Shares of Capital Stock

       In March, 1996, the Company sold 2,100,000 shares of common stock for an aggregate consideration of $210 and issued shares as follows: 750,000 shares to Rudy Roig, 300,000 shares to Anthony Markofsky, 525,000 shares to Viking Investment Group II, Inc. and 525,000 shares to Fancois Parenteau Corp.

       On September 16, 1996, Rudy Riog returned his shares to the Company for cancellation.

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


On September 30, 1997, the Company issued 562,000 shares of common stock for the acquisition of GBDR. valued at $196,700 or $0.35 per share.

        b.   Officer Compensation

        For the period from inception, March 7, 1996 to December 31, 1998, the Company has not paid any officer in excess of $100,000.

Note 6 - Income Taxes
         ------------

        The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1998, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

        At December 31, 1998, the Company has net operating loss carry forwards for income tax purposes of $291,526. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

        The components of the net deferred tax asset as of December 31, 1998 are as follows:


        Deferred tax asset:

               Net operating loss carry forward   $ 99,119
               Valuation allowance                $(99,119)
                                                   --------
               Net deferred tax asset             $   -0-
                                                   ========

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


The Company recognized no income tax benefit for the loss generated in the period from inception, March 7, 1996, to December 31, 1998.


        SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

Note 7 -  Business and Credit Concentrations
          ----------------------------------

        The amount reported in the financial statements for cash, trade accounts receivable and investments approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost.

        Financial instruments that potentially subject the company to credit risk consist principally of trade receivables. Collateral is generally not required.

Note 8 -  Commitments and Contingencies
          -----------------------------

        a.  Lease agreement for Restaurant Space

        On July 1, 1997, GBDR leased 1,812 square feet of space to used for the restaurant. The lease is for 10 years with the option to extend the lease for additional 10 years upon written notice 18 months prior to the termination date of the lease. Rent for the first 3 years is $3,511 per month or $42,136 per year plus GBDR's allocated share of real estate taxes and insurance. For the year ending December 31, 1998, this amounts to an additional $598 per month added to the monthly rent. The rent payable for years 4 through 20 is incremented by a cost of living increase. GBDR has paid a security deposits aggregating of $10,533.

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


Note 9 - Development Stage Company
         -------------------------

The Company is considered to be a development stage company with little operating history. The Company is dependent upon the financial resources of the Company's management for its continued existence. The Company will also be dependent upon its ability to raise additional capital to complete the construction of the restaurant and complete its marketing program, acquire additional equipment, management talent, inventory and working capital to engage in profitable business activity. Since its organization, the Company's activities have been limited to the acquisition of the restaurant location, construction, hiring personnel, and the preparation of documentation and the sale of a private placement offering.