Form 10QSB
period 1999-03-31
CONTESSA CORP /DE
filed 1999-07-02
CIK 1072816

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


     (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:        March 31, 1999
                                         --------------------------------

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to _______________

        Commission file number __________________________________________


                              Contessa Corporation
                    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


               Delaware                               65-0656268
     ---------------------------------            -------------------
      (State or other jurisdiction                   (IRS Employer
     of incorporation or organization)            Identification No.)



             2700 West Cypress Creek Rd., Ft. Lauderdale, FL 33309
     ----------------------------------------------------------------------
                   (Address of principal executive offices)


                                 (954) 973-7779
                   ------------------------------------------
                          (Issuer's telephone number)


                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                       Yes                No       X
                            ---------          ----------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date:            2,866,506
                                                ------------------------------

     Transitional Small Business Disclosure Format (check one).
Yes              ;  No      X
    -------------      -----------

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report filed on Form 10-KSB for the fiscal year ended December 31, 1998.

                             CONTESSA CORPORATION
                         (a development stage company)
                                 BALANCE SHEET

                                                                       March 31,
                                                  December 31,           1999
                                                      1998             Unaudited
                                                  ------------         ---------
                Assets

Current assets

 Cash and cash equivalents                            $4,318             $4,290
                                                      ------             ------
 Total current assets                                  4,318              4,290

Capital assets                                       132,148            132,148

Other assets

 Excess of purchase paid over book values            196,644            196,644

 Security deposits                                    10,533             10,533
                                                     -------            -------
 Total other assets                                  207,177            207,177
                                                    --------           --------

Total assets                                        $343,643           $343,615
                                                    ========           ========


        Liability and Stockholders' Equity

Current liabilities

 Accounts payable and accrued expenses              $127,432           $152,044
                                                    --------           --------
 Total liabilities                                   127,432            152,044


Stockholders equity

Common stock-$.0001 par value, authorized
5,000,000 shares. The number of shares
outstanding at December 31, 1998 and
March 31, 1999 was 2,866,506 and 2,866,506
respectively                                             287                287

 Additional paid in capital                          507,450            507,450

 Accumulated deficit during development stage       (291,526)          (316,166)
                                                    --------           --------
Total stockholders equity                            216,211            191,571
                                                     -------            -------
Total liabilities and stockholders equity           $343,643           $343,615
                                                    ========           ========

                             CONTESSA CORPORATION
                         (a development stage company)
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                         For the period
                                                                       For the three    For the three    from inception
                                        For the year   For the year     months ended     months ended    March 7, 1996 to
                                           ended           ended          March 31,        March 31,        March 31,
                                        December 31,    December 31,        1998             1999             1999
                                           1997            1998          Unaudited         Unaudited        Unaudited
                                           ----            ----          ---------         ---------        ---------
Income                                   $    -0-       $     -0-         $   -0-          $    -0-       $     -0-

Costs of goods sold                           -0-             -0-             -0-               -0-             -0-
                                        ---------       ---------        --------          --------       ---------

Gross profit                                  -0-             -0-             -0-               -0-             -0-

Operations:
 General and                               21,298         114,866          24,300            24,640         316,166
  administration
 Depreciation and
  amortization                                -0-             -0-             -0-               -0-             -0-
                                        ---------       ---------        --------          --------       ---------

Total expense                              21,298         114,866          24,300            24,640         316,166

Net Profit (Loss)
 from operations                         $(21,298)      $(114,866)       $(24,300)         $(24,640)      $(316,166)
                                        =========       =========        ========          ========       =========
Net income per
 share-basic                                $(.01)          $(.04)          $(.01)            $(.01)          $(.11)
                                        =========       =========       =========          ========       =========
Total number of
 shares outstanding                     2,812,000       2,866,566       2,812,000         2,866,506       2,866,506
                                        =========       =========       =========         =========       =========

                             CONTESSA CORPORATION
                         (a development stage company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                               For the three    For the three     For the period
                                                For the year   For the year     months ended     months ended     from inception
                                                   ended           ended          March 31,        March 31,        March 31,
                                                December 31,    December 31,        1998             1999             1999
                                                   1997            1998          Unaudited         Unaudited        Unaudited
                                                ------------   -------------   --------------   ------------     ---------------
Cash Flows from Operating Activities
 Net profit (loss)                               $(21,298)      $(114,866)      $(24,300)          $(24,640)       $(316,166)
 Depreciation and amortization                          0               0              0                  0                0
 Non-cash transactions                             10,000
 Officer loans                                     21,592         103,546         45,355             24,612          152,044

Total Cash Flows from Operations                      294         (11,320)        21,055                (28)        (154,122)

Cash Flows from Financing Activities
 Sale of stock                                     18,902          18,902        301,093

Total Cash Flows from Financing Activities         18,902          18,902        301,093

Cash Flows from Investing Activities
 Capital assets                                  (102,214)        (29,878)       (45,000)          (132,148)
 Loan receivable                                  133,779           5,500
 Security deposit                                  (3,511)         (7,022)       (10,533)

Total Cash Flows from Investing Activities         28,054         (31,400)       (45,000)          (142,681)

Net Increase (Decrease) in Cash                    28,348         (23,818)        (5,043)               (28)           4,290

Cash Balance Beginning of Period                     (212)         28,136         28,136              4,318              -0-

Cash Balance End of Period                         28,136           4,318         23,093              4,290            4,290


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

Development stage activities.

     The Company has been a development stage enterprise since its inception March 7, 1996 to December 31, 1998 and for the three months ended March 31, 1999. During this period, management had devoted the majority of its efforts to construction of the restaurant, pursuing and finding a management team to continue the process of completing its marketing goals, obtain sufficient working capital through officer loans and private placements. These activities were funded by the Company's management aggregating $127,432 through December 31, 1998 and $152,044 through March 31, 1999 and investments from stockholders aggregating $318,902 through March 31, 1999. The Company has expended funds to purchase restaurant equipment aggregating $132,148 through March 31, 1999, paid out $109,363 in restaurant pre-opening expenses, paid security deposits of $10,533 and paid $206,803 in general and administrative expenses for the period from inception, March 7, 1996, through March 31, 1999. The Company has not yet generated sufficient revenues during its limited operating history to fund its ongoing operating expenses, repay outstanding indebtedness or to fund its food service related expenses.

Results of Operations for the period from the Company's inception March 7, 1996 through March 31, 1999.

          For the period from the Company's inception March 7, 1996 through March 31, 1999, (a period of approximately 36 months) and for the three months ended March 31, 1999, the Company generated net sales of approximately $-0-.

          The Company's gross profit on sales was approximately -0-% for the period from March 7, 1996 through March 31, 1999, and for the three month period ended March 31, 1999.

          The Company's overhead costs aggregated approximately $361,166 for the period from inception March 7, 1996 through March 31, 1999. Of these initial start up costs, $155,362 is attributed to a consulting contracts for an unrelated business operated prior to the Company's entrance into the restaurant business, $109,363 in restaurant pre-opening expenses, an aggregate of $84,751 in rent and real estate taxes and an additional $11,690 related to administrative costs of organizing the building of the new restaurant.

Liquidity and capital resources.

     The Company increased liquidity by $4,290 from a cash balance at the Company's inception of $1,000. The Company has been funded through the process of selling shares of common stock through various private placements aggregating $301,037 for the period, March 7, 1996 to March 31, 1999 which includes a private placement to fund the new venture of $18,902 during 1998, and received loans from officers amounting to $152,044 through March 31, 1999.

     The Company expended an aggregate of $132,148 for equipment and furnishings, $10,533 in security deposits, and paid an aggregate of $109,363 in pre-opening expenses which has been charged to operations.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $316,166 for the period from inception March 7, 1996 to March 31, 1999. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

                             RESULTS OF OPERATIONS

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  None.

Item 2.  Changes in Securities

  None.

Item 3.   Defaults Upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None.

Item 5.  Other Information

 None.

Item 6.  Exhibits and Reports on Form 8-K

  The Company did not file a report on Form 8-K during the three months ended March 31, 1999.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Contessa Corporation
                                    (Registrant)


Date: July 2, 1999                 By:     /s/ Thomas Knudson
                                       ------------------------------
                                          President and Treasurer





                                    By:     /s/ Anthony Markofsky
                                       ------------------------------
                                        Vice President and Secretary
                                        Treasurer