Form 10QSB
period 1999-06-30
CONTESSA CORP /DE
filed 1999-10-19
CIK 1072816

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


     (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:        June 30, 1999
                                         --------------------------------

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

                             CONTESSA CORPORATION
                         (a development stage company)
                                 BALANCE SHEET

                                                                       June 30,
                                                  December 31,           1999
                                                      1998             Unaudited
                                                  ------------         ---------
                Assets

Current assets

 Cash and cash equivalents                            $4,318             $4,518
                                                      ------             ------
 Total current assets                                  4,318              4,518

Capital assets                                       132,148            132,148

Other assets

 Excess of purchase paid over book values            196,644            196,644

 Security deposits                                    10,533             10,533
                                                     -------            -------
 Total other assets                                  207,177            207,177
                                                    --------           --------

Total assets                                        $343,643           $343,843
                                                    ========           ========


        Liability and Stockholders' Equity

Current liabilities

 Accounts payable and accrued expenses              $127,432           $174,556
                                                    --------           --------
 Total liabilities                                   127,432            174,556


Stockholders equity

Common stock-$.0001 par value, authorized
5,000,000 shares. The number of shares
outstanding at December 31, 1998 and
June 30, 1999 was 2,866,506 and 2,866,506
respectively                                             287                287

 Additional paid in capital                          507,450            507,450

 Accumulated deficit during development stage       (291,526)          (338,450)
                                                    --------           --------
Total stockholders equity                            216,211            169,287
                                                     -------            -------
Total liabilities and stockholders equity           $343,643           $343,843
                                                    ========           ========

                             CONTESSA CORPORATION
                         (a development stage company)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 Unaudited

                                                                   For the period
                                    For the  six    For the six   from inception
                                    months ended     months ended March 7, 1996 to
                                      June 30,        June 30,        June 30,
                                       1998             1999             1999
                                    -------------   ------------- ----------------
Income                               $   -0-          $    -0-       $     -0-

Costs of goods sold -                    -0-               -0-             -0-
                                       --------          --------       ---------
Gross profit                             -0-               -0-             -0-

Operations:
 General and                           59,550            46,924         338,450
  administration
 Depreciation and
  amortization                           -0-               -0-             -0-
                                      --------          --------       ---------

Total expense                          59,550            46,924         338,450

Net Profit (Loss)
 from operations                     $(59,550)         $(46,924)      $(338,450)
                                     ========           ========       =========
Net income per
 share-basic                           $(.02)            $(.02)          $(.12)
                                    =========          ========       =========
Total number of
 shares outstanding                 2,812,000         2,866,506       2,866,506
                                    =========         =========       =========

                             CONTESSA CORPORATION
                         (a development stage company)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 Unaudited


                                    For the three    For the three
                                    months ended     months ended
                                      June 30,        June 30,
                                       1998             1999
                                    -------------   -------------
Income                               $   -0-          $    -0-

Costs of goods sold -                    -0-               -0-
                                       --------          --------
Gross profit                             -0-               -0-

Operations:
 General and                           35,250            22,284
  administration
 Depreciation and
  amortization                           -0-               -0-
                                      --------          --------

Total expense                          35,250            22,284

Net Profit (Loss)
 from operations                     $(35,250)         $(22,284)
                                     ========           ========
Net income per
 share-basic                           $(.01)            $(.01)
                                    =========          ========
Total number of
 shares outstanding                 2,812,000         2,866,506
                                    =========         =========

                             CONTESSA CORPORATION
                         (a development stage company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                Unaudited


                                                                                                 For the period
                                                For the  six            For the six             from inception
                                                months ended             months ended           March 7, 1996 to
                                                  June 30,                June 30,                  June 30,
                                                   1998                     1999                       1999
                                                -------------           -------------           ----------------
Cash Flows from Operating Activities
 Net profit (loss)                               $(59,550)                  $(46,924)                 $(338,450)
 Depreciation and amortization                      -0-                        -0-                         -0-
 Non-cash transactions                                                                                   10,056
                                                  -------                     ------                    -------
Total Cash Flows from
 Operations                                       (59,550)                   (46,924)                  (328,394)

Cash Flows from Financing Activities
 Loan payable-affiliated parties                   47,401                     47,124                    174,556
 Sale of stock                                                                                          301,093
                                                   ------                     ------                    -------
Total Cash Flows from
 Financing Activities                              47,401                     47,124                    475,649

Cash Flows from Investing Activities
 Capital assets                                                                                        (132,148)
 Security deposit                                                                                       (10,533)
                                                  -------                    -------                   --------
Total Cash Flows from
 Investing Activities                                                                                  (142,681)

Net Increase(Decrease)in Cash                     (12,149)                       200                      4,518

Cash Balance Beginning
 of Period                                         28,136                      4,318                        -0-
                                                   ------                      -----                      -----
Cash Balance End of Period                        $15,987                     $4,518                     $4,518
                                                   ======                      =====                      =====


Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the financial position of Harmony Trading Corp. (the "Company") at June 30, 1999 and the results of its operations, and cash flows for the six-month period then ended. The results of operations for the six-month period ended June 30, 1998 and 1999 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1998 included in the Company's Form 10-SB.


Note B - Net Income Per Share of Common Stock

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company has adopted Statement No. 128.

Note C - Income Taxes


     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1998 and June 30, 1999, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     At June 30, 1999, the Company has net operating loss carry forwards for income tax purposes of $338,450. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the net deferred tax asset as of June 30, 1998 are as follows:

     Deferred tax asset:
          Net operating loss carry forward        $ 115,073
          Valuation allowance                     $(115,073)
                                                  ---------
          Net deferred tax asset                  $  -0-
                                                   ========

     The Company recognized no income tax benefit for the loss generated in the period from inception, March 7, 1996, to June 30, 1999.

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

Development stage activities.

     The Company has been a development stage enterprise since its inception March 7, 1996 to December 31, 1998 and for the six months ended June 30, 1999. During this period, management had devoted the majority of its efforts to construction of the restaurant, pursuing and finding a management team to continue the process of completing its marketing goals, obtain sufficient working capital through officer loans and private placements. These activities were funded by the Company's management aggregating $127,432 through December 31, 1998 and $174,556 through June 30, 1999 and investments from stockholders aggregating $318,902 through June 30, 1999. The Company has expended funds to purchase restaurant equipment aggregating $132,148 through June 30, 1999, paid out $109,363 in restaurant pre-opening expenses, paid security deposits of $10,533 and paid $338,450 in general and administrative expenses for the period from inception, March 7, 1996, through March 31, 1999. The Company has not yet generated sufficient revenues during its limited operating history to fund its ongoing operating expenses, repay outstanding indebtedness or to fund its food service related expenses.

Results of Operations for the period from the Company's inception March 7, 1996 through June 30, 1999.

          For the period from the Company's inception March 7, 1996 through June 30, 1999, (a period of approximately 39 months) and for the three and six months ended June 30, 1999, the Company generated net sales of approximately $-0-.

          The Company's gross profit on sales was approximately -0-% for the period from March 7, 1996 through June 30, 1999, and for the three and six month period ended June 30, 1999.

          The Company's overhead costs aggregated approximately $338,450 for the period from inception March 7, 1996 through June 30, 1999. Of these initial start up costs, $155,362 is attributed to a consulting contracts for an unrelated business operated prior to the Company's entrance into the restaurant business, $131,647 in restaurant pre-opening expenses, an aggregate of $84,751 in rent and real estate taxes and an additional $11,690 related to administrative costs of organizing the building of the new restaurant.

Liquidity and capital resources.

     The Company increased liquidity by $4,518 from a cash balance at the Company's inception of $-0-. The Company has been funded through the process of selling shares of common stock through various private placements aggregating $301,037 for the period, March 7, 1996 to June 30, 1999 which includes a private placement to fund the new venture of $18,902 during 1998, and received loans from officers amounting to $174,556 through June 30, 1999.

     The Company expended an aggregate of $132,148 for equipment and furnishings, $10,533 in security deposits, and paid an aggregate of $131,647 in pre-opening expenses which has been charged to operations.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $338,450 for the period from inception March 7, 1996 to June 30, 1999. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

                             RESULTS OF OPERATIONS

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  None.

Item 2.  Changes in Securities

  None.

Item 3.   Defaults Upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None.

Item 5.  Other Information

 None.

Item 6.  Exhibits and Reports on Form 8-K

  The Company did not file a report on Form 8-K during the three months ended June 30, 1999.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Contessa Corporation
                                    (Registrant)


Date: October 18, 1999                 By:     /s/ Thomas Knudson
                                       ------------------------------
                                          President and Treasurer





                                    By:     /s/ Anthony Markofsky
                                       ------------------------------
                                        Vice President and Secretary
                                        Treasurer