Form 10QSB
period 1999-09-30
CONTESSA CORP /DE
filed 1999-11-18
CIK 1072816

THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FILED ON NOVEMBER 15, 1999
      PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (Mark One)
      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                              Yes |_|    No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 2,866,506

      Transitional Small Business Disclosure Format (check one).

Yes |_|   No |X|

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

                              CONTESSA CORPORATION
                          (a development stage company)
                                  BALANCE SHEET

                                                                   September 30,
                                                    December 31,      1999
                                                       1998         Unaudited
                                                     ---------      ---------
                Assets

Current assets

 Cash and cash equivalents                              $4,318         $7,889
                                                     ---------      ---------
 Total current assets                                    4,318          7,889

Capital assets                                         132,148        132,148

Other assets

 Excess of purchase paid over book values              196,644        196,644

 Security deposits                                      10,533         10,533
                                                     ---------      ---------
 Total other assets                                    207,177        207,177
                                                     ---------      ---------

Total assets                                          $343,643       $347,214
                                                     =========      =========

        Liability and Stockholders' Equity

Current liabilities

 Loans payable related party                          $127,432       $176,656
 Loan payable                                                          10,150
                                                     ---------      ---------
 Total liabilities                                     127,432        186,806

Stockholders equity

Common stock-$.0001 par value, authorized
5,000,000 shares. The number of shares
outstanding at December 31, 1998 and
September 30, 1999 was 2,866,506 and 2,866,506
respectively                                               287            287

 Additional paid in capital                            507,450        507,450

 Accumulated deficit during development stage         (291,526)      (347,329)
                                                     ---------      ---------
Total stockholders equity                              216,211        160,408
                                                     ---------      ---------
Total liabilities and stockholders equity             $343,643       $347,214
                                                     =========      =========

                              CONTESSA CORPORATION
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    Unaudited

                                                                              For the period
                                      For the nine        For the nine        from inception
                                      months ended        months ended       March 7, 1996 to
                                      September 30,       September 30,        September 30,
                                          1998                1999                 1999
                                      -------------       -------------      ----------------
Income                                 $      -0-          $      -0-           $      -0-

Costs of goods sold -                         -0-                 -0-                  -0-
                                       ----------          ----------           ----------
Gross profit                                  -0-                 -0-                  -0-

Operations:
 General and                               64,550              55,803              347,329
  administration
 Depreciation and
  amortization                                -0-                 -0-                  -0-
                                       ----------          ----------           ----------

Total expense                              64,550              55,803              347,329

Net Profit (Loss)
 from operations                       $  (64,550)         $  (55,803)          $ (347,329)
                                       ==========          ==========           ==========
Net income per
 share-basic                           $     (.02)         $     (.02)          $     (.12)
                                       ==========          ==========           ==========
Total number of
 shares outstanding                     2,812,000           2,866,506            2,866,506
                                       ==========          ==========           ==========

                              CONTESSA CORPORATION
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    Unaudited

                                              For the three     For the three
                                              months ended      months ended
                                              September 30,     September 30,
                                                  1998              1999
                                              -------------     -------------
Income                                         $      -0-        $       -0-

Costs of goods sold -                                 -0-                -0-
                                               ----------        -----------
Gross profit                                          -0-                -0-

Operations:
 General and                                       40,250              8,889
  administration
 Depreciation and
  amortization                                        -0-                -0-
                                               ----------        -----------

Total expense                                      40,250              8,889

Net Profit (Loss)
 from operations                               $  (40,250)       $    (8,889)
                                               ==========        ===========
Net income per
 share-basic                                   $     (.01)       $      (.00)
                                               ==========        ===========
Total number of
 shares outstanding                             2,812,000          2,866,506
                                               ==========        ===========

                              CONTESSA CORPORATION
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                           For the period
                                           For the nine   For the nine     from inception
                                           months ended   months ended    March 7, 1996 to
                                           September 30,  September 30,    September 30,
                                               1998           1999             1999
                                           -------------  -------------   ----------------

Cash Flows from Operating Activities
 Net profit (loss)                           $ (64,550)     $ (55,803)       $(347,329)
 Depreciation and amortization                     -0-            -0-              -0-
 Non-cash transactions                                                          10,056
                                             ---------      ---------        ---------
Total Cash Flows from
 Operations                                    (64,550)       (55,803)        (337,273)

Cash Flows from Financing Activities
 Loan payable                                                  10,150           10,150
 Loan payable-affiliated parties                52,401         49,224          176,656
 Sale of stock                                                                 301,037
                                             ---------      ---------        ---------
Total Cash Flows from
 Financing Activities                           52,401         59,374          487,843

Cash Flows from Investing Activities
 Capital assets                                                               (132,148)
 Security deposit                                                              (10,533)
                                             ---------      ---------        ---------
Total Cash Flows from
 Investing Activities                                                         (142,681)

Net Increase(Decrease)in Cash                  (12,149)         3,571            7,889

Cash Balance Beginning
 of Period                                      28,136          4,318              -0-
                                             ---------      ---------        ---------
Cash Balance End of Period                   $  15,987      $   7,889        $   7,889
                                             =========      =========        =========

                              CONTESSA CORPORATION
                          (a development stage company)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                                              Deficit
                                                             Accumulated
    Date   Preferred Preferred  Common  Commn    Additional   during
               Stock     Stock    Stock   Stock        paid in  development   Total
stage

Initial issuance of shares           2,100,000   $210                              $210
Issuance of shares
 for legal services                  50,000          5     9,995                 10,000
Cancellation of shares             (750,000)       (75)      (75)
Sale of shares                      850,000          85   299,915               300,000
Net loss                                                           (155,362)   (155,362)
                                                                   ---------------------
                                  --------
Balance 12-31-1996                2,250,000         225   291,910  (155,362)    136,773

Issuance of shares
 for acquisition                    562,000          56   196,644               196,700
Net loss                                                            (21,298)    (21,298)
                                -----------------------------------------------------------------
12-31-1997                        2,812,000        $281  $488,554  (176,660)    $312,175

Sale of shares
 under rule 504                      54,006           6    18,896                 18,902
Net loss                  ---------     -------------         -------    -------------
        (114,866)       (114,866)
        -------------------------
Balance 12-31-1998                    2,866,506    $287  $507,450  (291,526)    $216,211

Unaudited
Net loss                                                            (55,803)    (55,803)
                                                                    --------------------
Balance  6-30-1999                    2,866,506    $287  $507,450  $(347,329)   $160,408
                                      =========    ====  ===============================

Note A - Basis of Reporting

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the financial position of Harmony Trading Corp. (the "Company") at September 30, 1999 and the results of its operations, and cash flows for the nine-month period then ended. The results of operations for the nine-month period ended September 30, 1998 and 1999 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1998 included in the Company's Form 10-SB.

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

Note C - Income Taxes

      The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1998 and September 30, 1999, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

      At September 30, 1999, the Company has net operating loss carry forwards for income tax purposes of $347,329. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the net deferred tax asset as of September 30, 1998 are as follows:

     Deferred tax asset:
          Net operating loss carry forward        $ 118,092
          Valuation allowance                     $(118,092)
                                                  ---------
          Net deferred tax asset                  $     -0-
                                                  =========

      The Company recognized no income tax benefit for the loss generated in the period from inception, March 7, 1996, to September 30, 1999.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new food products and menu selections; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new menu offerings to new and existing customers.

Development stage activities.

      The Company has been a development stage enterprise since its inception March 7, 1996 to December 31, 1998 and for the nine months ended September 30, 1999. During this period, management had devoted the majority of its efforts to construction of the restaurant, pursuing and finding a management team to continue the process of completing its marketing goals, obtain sufficient working capital through officer loans and private placements. These activities were funded by the Company's management aggregating $127,432 through December 31, 1998 and $176,656 through September 30, 1999, a loan from an unrelated party for $10,000 and investments from stockholders aggregating $318,902 through September 30, 1999. The Company has expended funds to purchase restaurant equipment aggregating $132,148 through September 30, 1999, paid out $133,975 in restaurant pre-opening expenses, paid security deposits of $10,533 and paid $347,329 in general and administrative expenses for the period from inception, March 7, 1996, through September 30, 1999. The Company has not yet generated sufficient revenues during its limited operating history to fund its ongoing operating expenses, repay outstanding indebtedness or to fund its food service related expenses.

Results of Operations for the period from the Company's inception March 7, 1996 through September 30, 1999.

            For the period from the Company's inception March 7, 1996 through September 30, 1999, (a period of approximately 42 months) and for the three and nine months ended September 30, 1999, the Company generated net sales of approximately $-0-.

            The Company's gross profit on sales was approximately -0-% for the period from March 7, 1996 through September 30, 1999, and for the three and nine month period ended September 30, 1999.

            The Company's overhead costs aggregated approximately $347,329 for the period from inception March 7, 1996 through September 30, 1999. Of these initial start up costs, $155,362 is attributed to a consulting contracts for an unrelated business operated prior to the Company's entrance into the restaurant business, $140,526 in restaurant pre-opening expenses, an aggregate of $84,751 in rent and real estate taxes and an additional $11,690 related to administrative costs of organizing the building of the new restaurant.

Liquidity and capital resources.

      The Company increased liquidity by $7,889 from a cash balance at the Company's inception of $-0-. The Company has been funded through the process of selling shares of common stock through various private placements aggregating $301,037 for the period, March 7, 1996 to September 30, 1999 which includes a private placement to fund the new venture of $18,902 during 1998, and received loans from officers amounting to $176,656 through September 30, 1999 and a loan from an unrelated party for $10,000.

      The Company expended an aggregate of $132,148 for equipment and furnishings, $10,533 in security deposits, and paid an aggregate of $140,526 in pre-opening expenses which has been charged to operations.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $347,329 for the period from inception March 7, 1996 to September 30, 1999. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

                              RESULTS OF OPERATIONS

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  None.

Item 2.  Changes in Securities

  None.

Item 3.  Defaults Upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None.

Item 5.  Other Information

On or about November 4, 1999, the Company entered into A Merger Agreement and Plan of Merger with Fullcomm, Inc., the holder of various patents relating to hardware encryption devices. The consummation of the merger was dependent on the completion of satisfactory due diligence. Prior to the consummation, Intel Corporation, generally regarded as the world's leading manufacturer of microchips announced the completion of certain encryption technology which, in the opinion of the Company, would pose substantial competition to the Fullcom technology. The Merger Agreement and Plan of Merger has accordingly been terminated by the Company pursuant to the terms set forth in that document.

Item 6.  Exhibits and Reports on Form 8-K

      The Company did not file a report on Form 8-K during the three months ended September 30, 1999.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Contessa Corporation
                                    (Registrant)


Date: November 15, 1999                By: /s/ Thomas Knudson
                                       -----------------------
                                       President and Treasurer


                                       By: /s/ Anthony Markofsky
                                       ----------------------------
                                       Vice President and Secretary
                                       Treasurer