Form 10KSB
period 1999-12-31
CONTESSA CORP /DE
filed 2000-04-04
CIK 1072816

                              U.S. SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB

    (Mark One)
       [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   For Fiscal Year Ended: December 31, 1999

                                 OR

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________


        Commission file number      0-25007
                               ---------------------------

                             Contessa Corporation
                    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

                   Delaware                         65-0655628
            ----------------------------         ---------------
            (State or other jurisdiction         (IRS Employer
            of incorporation or organization)   Identification No.)


                        11 Chambers Street
                        Princeton, NJ 08542            08542
          ---------------------------------------   ----------
          (Address of principal executive offices)  (Zip Code)

Issuer's telephone number  (609)252 -0657



Securities registered under Section 12(b) of the Act:  NONE

Securities registered under Section 12(g) of the Act: Common Stock, par value $.0001 per share
                  -----------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes            No     X
   ---------      -----------


     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this form 10-KSB. [    ]

     State issuer's revenues for its most recent fiscal year.  $    -0-
                                                                -----------

     As of December 31, 1999, there were 2,806,506 shares of the Registrant's common stock, par value $0.001, issued and outstanding. Of these 844,006 shares are held by non-affiliates of the Registrant. The Registrant's common stock has never traded on any public market and has never received any bids and therefore the Registrant is unable to estimate the market value of securities held by non-affiliates.

Transitional Small Business Disclosure Format (check one):
Yes            No     X
                 --------

                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security
holders; (2) any proxy or information statement;   and (3) any prospectus filed
pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):
None, however certain exhibits hereto are incorporated by reference to the Form 10-SB and Amendment No. 1 previously filed by the Registrant with the Commission.

                                 TABLE OF CONTENTS




                                   Item Number and Caption                                     Page
---------------------------------------------------------------------------------------------  ----

 PART I

   1.  Description of Business...............................................................   1-7

   2.  Description of Property...............................................................     8

   3.  Legal Proceedings.....................................................................     8

 PART II

   4.  Submission of Matters to a Vote of Security Holders...................................     8

   5.  Market for Common Equity and Related Stockholder Matters; Change in Control...........     9

   6.  Management's Discussion and Analysis or Plan of Operations............................    10

   7.  Financial Statements..................................................................    12

   8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..    12

 PART III

   9.  Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act......................................    13

   10.   Executive Compensation..............................................................    14

   11.  Security Ownership of Certain Beneficial Owners and Management.......................    15

   12.  Certain Relationships and Related Transactions.......................................    15

   13.  Exhibits and Reports on Form 8-K.....................................................    15


                        PART I  DESCRIPTION OF BUSINESS

Item 1.  Description of Business.

     (a)  Business Development.

     Contessa Corporation (hereinafter referred to as the "Company" and/or the "Issuer"), a Delaware corporation, was formed on March 7, 1996 under the name United Health Management, Inc. to operate as a managed health care provider. On September 16, 1997, the board of directors of the Company changed the business of the Company to that of a holding company, and subsequently changed its name to Contessa Corporation. In September of 1997, the Company acquired all of the issued and outstanding shares of Gastronnomia Bocca Di Rossa, Inc. ("GBDR"), a Florida corporation, in exchange for 562,500 shares of its common stock, $.0001 par value (the "Acquisition"). As a result, GBDR became the wholly-owned subsidiary of the Company. Prior to the Acquisition, GBDR was a wholly owned subsidiary of Giuditta Investments, Inc. an affiliate of Mr. Pietro Bortolatti, and a corporation organized under the laws of Florida. As noted below, subsequent to the period covered by this report, the Company signed an Agreement and Plan of Merger to acquire Fullcom Inc., a New Jersey corporation ("Old Fullcomm"), disposed of its interest in GBDR, and consummated the acquisition of Old Fullcomm pursuant to a merger which became effective on March 1, 2000.

     (b)  Business of the Issuer.

     The Company is a holding company, the principal assets of which were formerly the capital stock of Gastronnomia Bocca Di Rosa, Inc. ("GBDR"), and which are now the capital stock of Fullcomm. At the time of its acquisition, GBDR was to be the basis for the Company's restaurant operations. Development of the restaurant operations proceeded behind schedule and the Company incurred
greater costs than it had anticipated.   As a result, the Company has abandoned
the restaurant development effort. The Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") under which Mr. Bortolatti would receive back the shares of GBDR formerly held by his affiliate, Giuditta Investments, Inc. and in exchange therefor, would surrender the shares of the Company that he received in the Acquisition. The consummation of the Stock Purchase Agreement was subject to several contingencies and conditions which now have been satisfied. The sale of the GBDR shares was consummated on February 23, 2000 and as a result, GBDR is no longer a subsidiary of the Company, and Mr. Bortolatti's shares have been reacquired by the Company. The GBDR disposition was reported in an 8-K filed on March 14, 2000.


     GBDR was to be engaged in the operation of an Italian delicatessen/cafe, to be called "Bocca Di Rosa Gastronnomia" ("Gastronnomia"). Gastronnomia was intended to be an informal restaurant/ delicatessen/bakery/ featuring take-out, catering, deliveries, as well as on site dining. The restaurant was to offer both indoor and outdoor dining in a rustic setting, with an open, elevated kitchen. The opening of Gastronnomia was originally scheduled for November 30, 1998. Due to unforeseen delays and difficulties of various types, Gastronnomia has never opened. According to Mr. Bortolatti, successfully bringing the project to completion would require additional investment by the Company of approximately $200,000. The Company determined that it is not in its best interest to continue the development process and has therefore abandoned its restaurant operations. Base lease payments of $63,204 plus additional lease payments in respect of allocated real estate taxes and insurance remain the obligation of GBDR, however, the Company has no interest in GBDR, and consequently, has no obligation with respect to that lease.

Acquisition of Old Fullcomm - The Old Fullcomm Merger

     On January 28, 2000, the Company entered into an Agreement and Plan of Merger among Old Fullcomm, Fullcomm Acquisition Corp. ("Acquisition"), a wholly owned subsidiary of Contessa, and the principal shareholders of Contessa and Old Fullcomm. An Amended and Restated Agreement and Plan of Merger dated as of January 28, 2000 was later entered into (such Amended and Restated Agreement and Plan of Merger being the "Merger Agreement"). Under the terms of the Merger Agreement, Old Fullcomm was to be merged with and into Acquisition which would be the remaining Delaware corporation (the "Merger"). Acquisition will continue as a wholly-owned subsidiary under the name of "Fullcomm, Inc." and the former shareholders of Old Fullcomm, the New Jersey "disappearing" corporation received shares in Contessa, the public, parent company. The respective shareholders of Contessa and Old Fullcomm under the Merger Agreement received the following merger consideration; the (i) 4,601,100 shares of Old Fullcomm issued and outstanding prior to the Merger were cancelled, and a like number of Contessa shares issued to the former Old Fullcom shareholders on a "one for one" basis and (ii) a stock dividend of 695,944 shares was declared and issued with respect to the 2,304,006 shares of Contessa common stock issued and outstanding prior to the Merger, thereby resulting in 3,000,000 shares held by the prior shareholders of Contessa. Taking only these two issuances into account, the former shareholders of Old Fullcomm held 4,601,100 shares of 7,601,100, or 60.5% of the issued and outstanding shares and the former shareholders of Contessa held 3,000,000 shares of the 7,601,100, or 39.5% of the issued and outstanding shares. As noted herein, a number of shares were issued or are issuable to non-shareholders pursuant to various agreements entered into in conjunction with the Merger.

     The transaction was reviewed and approved by Acquisition's Board of Directors and submitted to Contessa Corporation, its sole stockholder, for its approval which was given by stockholder consent under the Delaware General Corporation Law. The Merger was also approved via by unanimous shareholder consent under the provisions of the New Jersey Business Corporation Law. The Merger was effectuated by the filing of Certificates of Merger with the Delaware and New Jersey Secretaries of State, and was effective, on March 1, 2000. The Merger Agreement has been filed as Exhibit 2 hereto.

     As the Merger was given unanimous approval by all shareholders entitled to vote on the Merger, there were no dissenting shareholders and therefore no dissenting shareholder rights under the relevant corporation statutes of
Delaware or New Jersey.   All shares issued to former shareholders of Old
Fullcomm were issued under the exemptions from registration afforded by Rule 506 of Regulation D, and/or the "private placement" exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and the dividend shares issued to Contessa shareholders are exempt from registration by reason of the statutory exemption found in Section 3(a)(9) of the Securities Act.

The Business of Fullcomm

     Products and Services and Market Potential
     ------------------------------------------

     Fullcomm is a development stage company that is engaged in the research, production and development of proprietary hardware and software encryption components for digital data transfer.

For those who wish to download content from websites or engage in two-way communication via the Internet, privacy is a key issue. Fullcomm's technology aims to meet these needs. The Fullcomm technology is threefold: client-side security hardware, server-side security software, and authentication party software. These three cooperate in a fashion that facilitates the secure transmission of any and all digital data via the Internet or over VPN's (Virtual Private Networks).

By focusing on the described near-term applications, Fullcomm believes it can enter the market with relatively modest development costs.

Digital rights management (DRM) platforms serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system. DRM technologies manage rights and interests in digital information. Fullcomm provides consulting, applied research and product development services related to commercial security and encryption solutions. These solutions enable the secure exchange of information among a wide array of information systems and provide a framework for a broad range of transactions. Fullcomm intends to earn revenue from licensed technology products, transaction fees and information services delivered over the Internet, private Intranets or other networks.

Fullcomm's technology is strategically positioned to reap the benefits of the exponential growth of online transactions. The size of the markets for the following applications are expected to range from $2.5 billion to more than $20 billion in the next few years. These markets include:

   - E-commerce - greater security for online financial transactions and business information;
   -  Audio - distribution of music over the Internet;
   - Video - distribution of movies and television programming for sale or rental online;
   - Internet Publishing - distribution of books, newspapers, and periodicals online;
   - Software Distribution - enhanced security for the sale or rental of software online;
   - Voice over Internet Protocol Telephony - enhanced security for voice communication over the Internet; and
   - Wireless Data - secure transmission of information for the rapidly expanding wireless data market.


Fullcomm's product research and development efforts consists of essentially five key steps:

   -  design;
   -  prototyping;
   -  testing;
   -  certification; and
   -  manufacturing


Fullcomm currently has completed the design and is developing the  working
prototype.    The design includes two key elements: server side security software  and user side security hardware.

Financing of Product Development

     Fullcomm has undertaken a private placement offering of not less than $1 Million of equity securities at an offering price of $2.50 per share. R.K Grace and Company, a registered broker/dealer has agreed to act as placement agent for the equity securities under a Memorandum of Understanding re: Placement Agent. As of March 29, $1.1 Million of subscriptions have been received and thus the minimal levels needed to break escrow under the terms of the offering will have been met. Net of placement agency commissions and other expenses of offering, Fullcomm will have available to it net offering proceeds of at least $850,000. Fullcomm intends to continue with the private placement and under the stated terms of the offering will be able to raise up to $3 Million in gross offering proceeds.


Strategic Marketing Alliances

     The ultimate commercial success of any new technology depends not only upon that technology's technical capabilities but on a successful marketing and product implementation campaign which will provide the necessary level of market
penetration and product acceptance.   Contessa and Fullcomm have entered into
Consulting Agreements with C. Bradley Tashenberg and Gregory Creekmoore who are principals in Bradmark Technologies Inc., a firm with an existing institutional client base of approximately 10,000 customers. Bradmark, located in Houston, TX, was cited as a "Software 500" Company by Software Magazine in its 1999
                                              -------- --------
industry review.   Under the terms of their agreements, Messrs. Tashenberg  and
Creekmoore have agreed to make themselves available from time to time over the next two years for consultation, marketing, and technical advice. Under the terms of their Consulting Agreements, Messrs. Tashenberg and Creekmoore receive no direct cash payments but instead have been awarded equity stakes in Contessa of 175,000 shares apiece, which shares may not be sold until the passage of at least 3 years. Fullcomm has also entered into a binding agreement to establish a master distributorship relationship with Creative Web Solutions, Inc., a subsidiary of Bradmark. Creative Web Solutions will aim to provide particular marketing focus to the "business to business " applications sector.

                        ITEM 2. DESCRIPTION OF PROPERTY

Executive Offices

     The Company's executive offices are currently located at 211 Chambers Street, Princeton, New Jersey 08542. The Company occupies approximately 1000 square feet of space at a monthly rent of $2,400. The current lease term ends on April 30, 2000. The Company believes it could secure comparable space in the event it needs to move.

The Former Restaurant Development Premises

     The Company's formerly wholly owned subsidiary, GBDR had entered into a ten year lease dated July 1, 1997 with Carolyn Meredith for 1,832 square feet of retail space at 2808 Bird Avenue (the "Premises A") and 916 square feet of retail space at 2806 Bird Avenue (the "Premises B"), both in Coconut Grove, Florida (collectively the "Premises").

     The annual rent for Premises A for the first three years is $42,136, payable in equal monthly installments of $3,511.33. Beginning on May 1, 1998, the annual rent for Premises B for the first three (3) years is $21,068, payable in equal monthly installments of $1,755.66. The lease also required the lessee to pay additional rent, which amount represents the lessee's proportionate share of real estate taxes and insurance. The amount of additional rent owed by the lessee for the first year of the lease was $10,764, payable in equal monthly installments of $897.00. The lessee's share of the aggregate additional rent is 31.5% of the total yearly costs for real estate taxes and insurance. The Company paid a security deposit of $10,533.99. As noted previously, the Company has disposed of GBDR. As a result, the lease obligations remain the obligation of GBDR and the Company has no further obligations with respect to the lease.

--------------------------------------------------------------------------------

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

                                  PART II

--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of 1999, either through the solicitation of proxies or otherwise.

--------------------------------------------------------------------------------

                      ITEM 5.   MARKET FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS; CHANGE IN CONTROL

--------------------------------------------------------------------------------

     (a) The Issuer's Common Stock is listed on the National Association of Securities Dealers, Inc. Electronic Bulletin Board under the trading symbol of "CONT". The Common Stock became listed on October 8, 1998, and to date there has been no established bid price for the Common Stock. Prior to that time, there has been no trading in the Issuer's Common Stock. Accordingly, there has been no high and low bid prices for the Issuer's Common Stock for each quarter within the last three fiscal years. The issuer intends to change its name to more accurately reflect its new acquisition of Fullcomm and anticipates doing so in connection with its 2000 Annual Meeting and Proxy process.

     (b) As of December 31, 1999, the approximate number of holders of record of the Issuer's Common Stock according to its transfer agent is 34. The Issuer has not contacted stock brokerage firms showing on the Issuer's stock transfer records to determine the number of actual holders holding in "street name." As of the date of this filing, the Issuer has approximately 53 record holders.

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

(d) Change in Voting Control
    ------------------------

     As a result of Contessa's acquisition of Old Fullcomm in the manner previously described, Contessa has issued a substantial number of shares to the former shareholders of Old Fullcomm, the former New Jersey corporation and to various other parties who have contractual or other relationships arising in connection with the Merger. As of December 31, 1999, the former holders of Contessa held 2,806,506 shares of common stock which represented 100% of the
issued and outstanding capital stock of Contessa.   Of these, 562,500 shares
were cancelled as result of the GBDR disposition resulting in 2,304,006 shares issued and outstanding pre-Merger. As described in the Merger Agreement, a share dividend of 595,994 shares were issued post-Merger resulting in 3,000,000 shares and former shareholders of Old Fullcomm Inc., the predecessor corporation received 4,601,100 shares or approximately 60.5% of the common stock, all of which had equivalent voting rights. As a result of the Merger, the former shareholders of Fullcomm received a controlling share of Contessa's common stock. In return for relinquishing control of Contessa, its former shareholders now own a portion of a corporation whose wholly-owned subsidiary succeeded, by virtue of the Merger, to Old Fullcomm's right, title and interests including the intellectual property associated with development of its hardware and software encryption technology. As described below, certain of the shareholders of Contessa and certain of the shareholders of Old Fullcomm have entered into a Shareholders Agreement which has the effects described below. The Shareholders Agreement is appended as an exhibit to this 10-KSB Report.

(e) The Shareholders Agreement and Possible Anti-Takeover Effect
   -------------------------------------------------------------

     Under the terms of a certain Shareholders Agreement entered into in conjunction with the Merger, Messrs. Elliott, Escaravage and Lee (collectively, the "Fullcomm Shareholder Agreement Signatories") who collectively owned 4,500,000 of the 4,601,100 Old Fullcomm common shares, or 97.8% of the pre-Merger Old Fullcomm shares, and certain holders of 1,350,000 shares, or 47.10% of the pre-Merger Contessa shares (the "Contessa Shareholder Agreement Signatories") agreed to vote their respective shares so that the Contessa Shareholder Agreement Signatories would be guaranteed, at all times on or after the 2000 Annual Meeting of Shareholders, of having at least one (1) designee sitting on Contessa's Board of Directors. Under the same Shareholders Agreement, the Contessa Shareholder Agreement Signatories agreed to vote their respective shares so that the Contessa Shareholder Agreement Signatories would be guaranteed, at all times, of having three (3)designees sitting on Contessa's Board of Directors. The terms of this Agreement remain effective for ten (10) years. The Contessa Shareholder Agreement Signatories and the Old Fullcomm Shareholder Agreement Signatories have mutually indemnified each other from any damages, costs, or expenses associated with the violation of the rights granted under the Shareholders Agreement. The Shareholders Agreement could have the effect of inhibiting or prohibiting any potential takeover of the Company since any transferee of the shares held by the Contessa Shareholder Signatories or the Fullcomm Shareholder Signatories will be bound to observe the voting agreement for mutual representation of director designees discussed above.

     (d) Restrictions upon resale.  Under the terms of the Shareholder
         ------------------------
Agreement, all signatories have agreed that they will not sell their shares before 2003, three years after the date of signing of that Agreement.

--------------------------------------------------------------------------------

        ITEM  6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

--------------------------------------------------------------------------------

     The Company is considered a development stage company with no operations or income since inception. The costs and expenses associated with the preparation and filing of this report and other operations of the Company have been paid for by shareholders of the Company. Unlike many development stage companies, and as a result of the recent private placement offering which has raised in excess of $850,000 net offering proceeds, the Company enjoys capital resources sufficient to meet its anticipated capital outlays for the next 12 months.

The statements contained in this Report on Form 10-KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to:
(i) economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to future clients.

Management's Discussion and Analysis of Financial Condition and Results of Operations for the

Period from inception (March 7, 1996) to December 31, 1999.

Development Stage Activities

     The Company has been a development stage enterprise since its inception
March 7, 1996 to December 31, 1999.   During this period, management had devoted
the majority of its efforts to construction of the restaurant, pursuing and finding a management team to continue the process of completing its marketing goals, and obtaining sufficient working capital through officer loans, and through the completion of the sale of a private placement. These activities were funded by the Company's management aggregating $176,656 through December 31, 1999 and investments from stockholders aggregating $318,902 through December 31, 1999. The Company has expended funds to purchase restaurant equipment aggregating $132,148, paid out $133,975 in restaurant pre-opening expenses, paid security deposits of $10,533 and paid $355,217 in general and administrative expenses for the period from inception, March 7, 1996, through December 31, 1999. The Company has not yet generated sufficient revenues during its limited operating history to fund its ongoing operating expenses, repay outstanding indebtedness or to fund its product development expenses.

Results of operations

Results of Operations for the period from the Company's inception March 7, 1996 through December 31, 1999.

      For the period from the Company's inception March 7, 1996 through December 31, 1999, a period of approximately 45 months, the Company has not generated any net sales, any gross profits, or any net profits.

      The Company's overhead costs aggregated approximately $355,217 for the period from inception March 7, 1996 through December 31, 1999. Of these initial start up costs, $155,362 is attributed to consulting contracts for an unrelated business operated prior to the Company's entrance into the restaurant business, $133,975 in restaurant pre-opening expenses, and an aggregate of $54,228 in rent and real estate taxes and an additional $11,690 related to administrative costs of organizing the building of the new restaurant.
 .
Liquidity and Capital Resources

     The Company increased liquidity by $1 from a cash balance at the Company's inception of $-0-. The Company has been funded through the process of selling shares of common stock through various private placements aggregating $301,037 for the period, March 7, 1996 to December 31, 1999 including $18,902 during 1998, and received loans from officers amounting to $176,656 through December 31, 1998, and a loan of $10,000 from an unrelated entity.


     The Company expended an aggregate of $132,148 for equipment and furnishings, $10,533 in security deposits, and paid an aggregate of $133,927 in pre-opening expenses which has been charged to operations.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $355,217 for the period from inception March 7, 1996 to December 31, 1999. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis. The Company's capital needs, plans and monies raised to date with respect to Fullcomm are discussed under "Financing of Product Development" under Item 1 "The Business of Fullcomm".

     The Company anticipates that with the balance of funds raised to date, together with the existing cash resources which Contessa provided in the Merger, that it will be able to meet operational expenses for the next twelve months. The Company anticipates that it may need additional capital beyond this one year forecast and it will seek such financing either through a public offering, a private placement, or by allying itself with a strategic partner who is able to provide development capital. There is no assurance given the Company's present state of product development that such financing will be available or forthcoming, or if it is available, that it will be available on terms which are commercially reasonable or advantageous.


--------------------------------------------------------------------------------

                         ITEM 7.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     The consolidated financial statements of the Company, of Old Fullcomm, the former New Jersey corporation, and pro forma financials giving effect to the Merger are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements, pro forma financial statements, and financial statement schedules included.


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

                                    PART III

--------------------------------------------------------------------------------

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS AND SIGNIFICANT EMPLOYEES; COMPLIANCE WITH SECTION 16(a)
                              OF THE EXCHANGE ACT
--------------------------------------------------------------------------------


Executive Officers, Directors, and Significant Employees

     (a) The Directors and Executive Officers of the Company are listed below. Directors of the Company serve for a term of one year or until their successors are elected. Officers are appointed by, and serve at the pleasure of, the Board.

     Thomas E. Knudson, 42, President, Treasurer and Director

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

     David S. Rector, 51, Director

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

     (b) Although not an employee of the Company, Pietro Bortolatti's participation in GBDR was significant to the Company's development efforts for its Coconut Grove restaurant project. Pietro Bortolatti has served as the President of GBDR since its inception. Mr. Bortolatti has over 30 years experience in the retail food industry. Mr. Bortolatti currently manages two other restaurants in Miami under the Bocca Di Rosa name, one of which is located across the street from GBDR's location. As noted before, the Company has disposed of its GBDR subsidiary and Mr. Bortolatti has no ongoing relationship with the Company.

     (c) Anthony Markofsky, Vice President and a Director of the Issuer, is the son of Ian Markofsky, the President and the sole shareholder of Viking Investment Group II, Inc., which is a principal shareholder of the Issuer. Ian Markofsky was instrumental in the founding of the Issuer and plays a significant role in promoting the Issuer to the investment community.


Significant Employees
Richard T. Case, 50, CEO and Director of Fullcomm

     Mr. Case has over 28 years of executive line managment experience with Fortune 500 companies and as a consultant. He has served as a consultant since 1981 to numberous industries in raising capital, turnarounds, strategic planning, acquisitions and mergers, operational analysis, product development, strategic marketing, international market development, organizational behavior
and company culture change.   Prior to that he was an executive with three
Fortune 500 companies, Baxter Labohratories, Corning Glass Works and American Hospital Supply Corporation.

     Mr. Case received his MBA degree from the University of Southern California where he graduated first in his class and his BS degree in management and finance from Bradley University. He is a published author, has hosted a weekly business radio program, has received
The Wall Street Journal Achievement Award, and is listed in Who's Who in
-----------------------
American Business.

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

--------------------------------------------------------------------------------

                        ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

 There was no compensation paid to either officers or directors during 1999.

--------------------------------------------------------------------------------

        ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                    MANAGEMENT
--------------------------------------------------------------------------------


     (a)  Security Ownership of Certain Beneficial Owners.


Name and                                Amount and
Title of                                Address of           Nature of Beneficial    Percent     Percent
Class                                Beneficial Owner              Ownership        of Class*   of Class**
------------------------------  ---------------------------  ---------------------  ----------  -----------
Common Stock                    Anthony Markofsky                         300,000       10.46%        3.46%
    c/o Contessa Corporation    Direct


Common Stock                    Viking Investment Group II,               525,000       18.31%        6.00%
    Inc.;  630 Third Avenue
    New York, NY 10017          Direct(3)



Name and                                Amount and
Title of                                Address of           Nature of Beneficial       %            %
Class                                Beneficial Owner              Ownership        of Class(1) of Class(2)
------------------------------  ---------------------------  ---------------------  ----------  -----------

Common Stock                    Parenteau Corporation                     525,000       18.31%        6.00%
    4446 St. Laurent Blvd.
    Suite 801                   Direct
    Quebec, Canada W2W 125

Common Stock                    Giuditta Investment, Inc.                 562,500       None         19.62%
    2833 Bird Avenue
    Coconut Grove, FL 33133     Direct

 Common Stock                   Brendan Elliott                         1,800,000       None         20.59%
                                Direct

 Common Stock                   Phillippe Escaravage                    1,575,000       None         18.02%
                                Direct


 Common Stock                   Wayne Lee                              1,125,000       12.87%         None
                                Direct

------------------
(1) Based on 2,866,506 shares issued and outstanding at 12/31/99.
(2) Based on 8,741,100 shares issued and outstanding immediately after the Merger, shares issued in connection with the Merger, and the minimum number of shares issuable under the private placement offering.
(3) Ian Markofsky is the President and sole shareholder of Viking Investment Group II, Inc. and the father of Anthony Markofsky.



     The Company has not contacted stock brokerage firms holding shares of the Company's Common Stock in "street name" to determine whether there are additional substantial shareholders of the Company.

     (b) Security Ownership of Management.

     The number of shares of Common Stock of the Issuer owned by the Directors and Executive Officers of the Issuer is as follows:


Name and                                                          Amount and
Title of                                                          Address of                Nature of            %            %
Class                                                          Beneficial Owner        Beneficial Ownership  of Class(1) of Class(2)
--------------------------------------------------------  ---------------------------  --------------------  ----------  -----------

 Common Stock                                               Thomas Knudson               0 shares             None        None
                                                            c/o Contessa Corporation
 Common Stock                                               David Rector                 0  shares            None     Director
                                                            c/o Contessa Corporation

 Common Stock                                               Anthony Markofsky            300,000 shares      10.46%        3.43%
                                                            Secretary & Director
                                                            c/o Contessa Corporation

 Common Stock                                               Adam S. Gottbetter (4)       50,000 shares        1.74%        0.57%
                                                            Assistant Secretary
                                                            Kaplan Gottbetter & Levenson, LLP    Indirect
                                                            630 Third Avenue, 5th Floor
                                                            New York, NY 10017

 Common Stock, par                                        All Officers and Directors   350,000 shares         12.20%        4.00%
   value $.0001 per share                                 (4 persons)


--------------------
(1) Based on 2,866,506 shares issued and outstanding at 12/31/99.
(2) Based on 8,741,100 shares issued and outstanding immediately after the Merger, shares issued in connection with the Merger, and the minimum number of shares issuable under the private placement offering .
(3) Mr. Ian Markofsky holds his shares through an affiliated corporation, Viking Investment Group II, Inc.
(4) Mr. Gottbetter is a partner in the law firm of Kaplan Gottbetter & Levenson, LLP, which owns 50,000 shares of common stock of the Company.

--------------------------------------------------------------------------------

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

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

     On September 26, 1997, the Company acquired all of the issued and outstanding capital stock of GBDR consisting of 500 shares, in exchange for 562,500 shares of the common stock, $.0001 par value of the Company (the "Acquisition"). As a result of the Acquisition, GBDR, became the wholly-owned subsidiary of the Company. Prior to the Acquisition, GBDR was a wholly owned subsidiary of Giuditta Investments, Inc., a corporation organized under the laws of Florida. Pursuant to a Stock Sales Agreement, and effective as of February 23, 2000, Mr. Bortolatti reacquired the shares of GBDR and Contessa cancelled the 562,500 shares it had previously issued to him.

--------------------------------------------------------------------------------

                  ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

     (a) The following documents are filed as part of this report.

                                                                                                                  Page
                                                                                                                  ----
1.   Contessa Corporation Proforma Consolidated Financial Statements (unaudited)
     (giving effect to the Merger)

     Scope of Proforma financials                                                                                    F-1

     Proforma Consolidated Balance Sheet as at March 1, 2000                                                         F-2

     Proforma Consolidated Statement of Operations                                                                   F-3

     Proforma Consolidated Statement of Cash Flows                                                                   F-4

     Proforma Consolidated Statement of Stockholders Equity                                                          F-5

     Notes to Proforma Consolidated Financial Statements                                                             F-6 to F-13


2.   Fullcomm, Inc. Financial Statements

     Report of Thomas P. Monahan, Independent Certified Public Accountant                                            F-14

     Balance Sheet as of December 31, 1999                                                                           F-15

     Statement of Operations for the period from inception,
     May 13, 1999 to December 31, 1999                                                                               F-16

     Statement of Cash Flows for the period from inception,
     May 13, 1999 to December 31, 1999                                                                               F-17

     Statement of Stockholders Equity                                                                                F-18

     Notes to Financial Statements                                                                                   F-19 to F-24


3.   Contessa Corporation Consolidated Financial Statements (pre-merger)

     Report of Thomas P. Monahan, Independent Certified Public Accountant                                            F-25

     Balance Sheet as of December 31, 1999                                                                           F-26

     Consolidated Statements of Operations for the years ended
     December 31, 1999 and 1998                                                                                      F-27

     Consolidated Statement of Cash Flows for the years ended
     December 31, 1999 and 1998                                                                                      F-28

     Consolidated Statements of Stockholders Equity for the years ended
     December 31, 1999 and 1998                                                                                      F-29

     Notes to Consolidated Financial Statements                                                                      F-30 to F-38

4.   Financial Statement Schedule                                                                                    Exhibit 27


4.  Exhibits

     (a) The following exhibits are included as part of this report:

                        SEC
     Exhibit         Reference
     Number          Number                  Title of Document                                Location
     -------         --------                -----------------                                --------
       2                2         Amended and Restated Agreement and Plan of Merger

      3.1               3         Articles of Incorporation                                 Incorporated*
                                                                                            by Reference

      3.2               3         Bylaws                                                    Incorporated*
                                                                                            by Reference
       9                9         Shareholders Agreement

     10.1              10         Memorandum of Understanding re: Placement Agent

     10.2              10         Tashenberg  Consulting Agreement

     10.3              10         Creekmoore Consulting Agreement

     10.4              10         Letter Agreement re: Master Distribution

     10.5              10         Consulting Agreement

      21               21         List of Subsidiaries

      27               27         Financial Statement Schedule

_________
* Incorporated by reference to the Form 10-SB of the Registrant filed with the Commission on October 30, 1998
** Incorporated by reference to Amendment No. 1 to the Form 10-SB of the Registrant filed with the Commission on July 2, 1999

                                     SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                         Contessa Corporation


Dated: April 4, 2000                  By_________________________
                                        Thomas Knudson, President
                                           & Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this ___the day of April 2000.

                                         Contessa Corporation


                                         By /s/ Anthony Markofsky
                                            -------------------------
                                            Anthony Markofsky, Director



                                         By /s/ Thomas Knudson
                                            -------------------------
                                            Thomas Knudson, Director

                             CONTESSA CORPORATION

                  Proforma Consolidated Financial Statements

                                  (Unaudited)

  The following unaudited proforma consolidated financial statements present a combined balance sheet and related statements of income, cash flows and stockholders' equity of Contessa Corporation (the "Company"), Fullcomm Acquisition Corp. ("Acquisition") and Fullcomm, Inc. ("Fullcomm") giving effect to the reverse acquisition and using the pooling method of accounting for the proposed combination pursuant to Merger Agreement and Plan of Merger ("Agreement"), which was dated on January 28, 2000.

     The combination with Fullcomm is reflected is being accounted for as a transfer and is accounted for at historical cost as a pooling of interests with the recording of the net assets acquired at their historical book value whereby the Company will issue 5,136,100 shares of common stock in exchange for all of the issued and outstanding shares of Fullcomm and the issuance of a stock dividend of 695,994 shares of common stock to the present shareholders of the Company as consideration for the merger.

    The proforma consolidated financial statements of the Company consist of the balance sheet as at February 26, 1000 subsequent to the effect of transferring the assets and liabilities of the Company's restaurant subsidiary to Gastronnomia Bocca Di Rosa, Inc., which is controlled by Pietro Bortolatti, project manager and the cancellation of 562,500 shares of common stock giving effect to the proposed transactions as if they had been in effect throughout the periods presented. The information shown is based upon numerous assumptions and estimates and is not necessarily indicative of the results of future operations of the uncombined entities or the actual results that would have occurred had the transaction been consummated during the periods indicated. These statements should be read in conjunction with the consolidated financial statements of the Company.

                              CONTESSA CORPORATION
                       PROFORMA CONSOLIDATED BALANCE SHEET
                                  MARCH 1, 2000


                                               Contessa    Fullcomm,                Contessa
                                              Corporation     Inc.    Adjustments  Corporation
                                              -----------  ---------  -----------  -----------
                     Assets
Current assets
  Cash and cash equivalents                          $1       $1,439                    1,440
                                                     --       ------
  Total current assets                                1        1,439                    1,440

Property and equipment-net                                    14,594                   14,594

Other assets
  Patent costs                                                 1,917                    1,917
                                                               -----                    -----
Total other assets                                             1,917                    1,917
                                                             -------                  -------
Total assets                                         $1      $17,950                  $17,951
                                                     ==      =======                  =======

       Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued
expenses                                                     $57,168                  $57,168
  Loan payable                                                25,315                   25,315
                                                              ------                   ------
  Total current liabilities                                   82,483                   82,483


Stockholders' equity
 Preferred stock- authorized
5,000,000 shares. $.001 par value
each. At March 31, 2000, the
number of shares outstanding was
-0-.
 Common Stock authorized 20,000,000                 231      250,236    (249,582)         815
shares, $.0001 par value each. At                                             70
March 1, 2000, there are 2,304,006
shares outstanding prior to the
issuance of 5,136,100 for the
acquisition and 695,994 shares
issued as a stock dividend respectively.

  Additional paid in capital                    310,806                 (310,806)     249,652
                                                                         249,582
                                                                             (70)
  Deficit accumulated during
development stage                              (311,036)    (314,769)    310,806     (314,769)
                                               --------      -------     -------     --------

Total stockholders' equity                            1      (64,533)        -0-      (64,532)
                                                      -      -------          -       -------
Total liabilities and
stockholders' equity                                 $1      $17,950        $-0-      $17,951
                                                     ==      =======       ====       =======

           See accompanying notes to proforma financial statements.

                             CONTESSA CORPORATION
                 PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                 MARCH 1, 2000

                                   Contessa           Fullcomm,                         Contessa
                                  Corporation            Inc.        Adjustments       Corporation
                                  ---------         -----------      -----------       -----------
Revenue                                  $-0-            $-0-                               $-0-

Costs of goods sold                       -0-             -0-                                -0-
                                  -----------        ----------      ------------      -----------

Gross profit                              -0-             -0-                                -0-

Operations:
  General and administrative              -0-         295,163                            295,163
  Research and development                -0-          18,000                             18,000
  Depreciation and amortization           -0-           1,622                              1,622
                                      ---------   -----------                          ---------
  Total expense                           -0-         314,785                            314,785

Loss from operations                      -0-        (314,785)                          (314,785)


Other income and expenses
  Interest income                         -0-             562                                562
  Interest expenses                       -0-            (546)                              (546)
Total other Income                        -0-              16                                 16

Net income (loss)                        $-0-     $  (314,769)                       $  (314,769)
                                      ---------   -----------                        -----------
Net income (loss) per share-basic        $-0-     $     (0.04)                       $     (0.04)
                                      ---------   -----------                        -----------
Number of shares outstanding-basic    8,136,100     8,136,100                          8,136,100
                                      ---------   -----------                        -----------

           See accompanying notes to proforma financial statements.

                             CONTESSA CORPORATION
                 PROFORMA CONSOLIDATED STATEMENT OF CASH FLOWS
                                 MARCH 1, 2000

                                                                  Contessa       Fullcomm,                       Contessa
                                                                Corporation         Inc.       Adjustments     Corporation
                                                                -----------     ----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $-0-      $(314,769)                     $(314,769)
Adjustments to reconcile net loss to cash used in operating
activities
  Depreciation                                                                       1,622                          1,622
  Accounts payable and accrued expenses                                             57,168                         57,168
                                                                       ----      ---------                      ---------
TOTAL CASH FLOWS FROM OPERATIONS                                                  (255,979)                      (255,979)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable                                                                      25,315                         25,315
  Sale of common stock-net of offering expenses                                    250,236                        250,236
                                                                       ----      ---------                      ---------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                         275,551                        275,551

CASH FLOWS FROM INVESTING ACTIVITIES
  Patent costs                                                                      (1,917)                        (1,917)
  Purchase of fixed assets                                                         (16,216)                       (16,216)
                                                                       ----      ---------                      ---------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                         (18,133)                       (18,133)

NET INCREASE (DECREASE) IN CASH                                         -0-          1,439                          1,439
CASH BALANCE BEGINNING OF PERIOD                                         1             -0-                              1
                                                                       ----      ---------                      ---------
CASH BALANCE END OF PERIOD                                             $ 1       $   1,439                      $   1,440
                                                                       ----      ---------                      ---------



             See accompanying notes to proforma financial statements

                              CONTESSA CORPORATION
             PROFORMA CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                  MARCH 1, 2000

                                                                                         Deficit
                                      Common          Common          Additional     accumulated during
Date                                   Stock          Stock        paid in capital   development stage     Total
----                                ------------   ------------   ---------------  ------------------    -----------
Initial issuance of shares             2,100,000    $       210                                           $       210
Issuance of shares for legal              50,000              5          9,995                                 10,000
services
Cancellation of shares                  (750,000)   $       (75)   $       (75)
Sale of shares                           850,000             85        299,915                                300,000
Net loss                                                                            $  (155,362)          $  (155,362)
                                                                                    -----------           -----------
Balance 12-31-1996                     2,250,000    $       225    $   291,910         (155,362)          $   136,773
Issuance of shares for acquisition       562,000    $        56    $   196,644                                196,700
Net loss                                                                                (21,298)              (21,298)
                                                                                    -----------           -----------
Balance 12-31-1997                     2,812,000    $       281    $   488,554         (176,660)          $   312,175
Sale of shares under rule 504             54,006              6         18,896                                 18,902

Net loss                                                                               (114,866)             (114,866)
                                                                                    -----------           -----------
Balance 12-31-1998                     2,866,506            287        507,450         (291,526)              216,211

Net loss 12-31-1999                                                                     (63,691)              (63,691)
                                                                                    -----------           -----------
Balance 12-31-1999                     2,866,506            287        507,450      $  (355,217)              152,520

Sale of discontinued subsidiary         (562,500)           (56)      (196,644)         (44,181)             (152,519)
2-23-2000 (1)
                                      ----------    -----------     ----------    -------------           -----------
Balance 2-23-2000                      2,304,006            231        310,806      $  (311,036)          $         1

Capital restructuring (2)                                             (310,806)     $   310,806
Issuance of shares for reverse         5,136,100            514        249,722      $  (314,769)          $   (64,533)
merger(2)
Stock dividend                           695,994             70            (70)                                   -0-
                                      ----------    -----------     ----------    -------------           -----------
Balance 3-1-2000                       8,136,100            815        249,652     $   (314,999)          $   (64,532)
                                      ==========    ===========     ==========     ============           ===========


(1) Gives effect to the discontinuance of restauarnt subsidiary and sale of operations to Pietro Bortolatti
(2) Gives effect to the pooling method of accounting for the reverse merger and recapitalization
(3)   Gives effect to the stock dividend

             See accompanying notes to proforma financial statements

                             CONTESSA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO PROFORMA CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 1, 2000


Note 1. Organization of Company and Issuance of Common Stock

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

    b.   Description of the Company

    Contessa Corporation was formed under the name United Health Management, Inc. to operate as a managed health care provider. On September 16, 1997, the board of directors of the Company changed the name of the Company to Contessa Corporation. On September 26, 1997, the Company entered into an acquisition agreement, whereby the Company acquired all of the issued and outstanding shares of Gastronnomia Bocca Di Rosa, Inc., a Florida corporation formed on June 12, 1997 ("GBDR") in exchange for 562,500 shares of the common stock. The Company became the parent company of GBDR, a wholly-owned subsidiary. Prior to the Acquisition, GBDR was a wholly owned subsidiary of Giuditta Investments, Inc., a corporation organized under the laws of Florida.

     On February 23, 2000, the management of the Company effectuated the transfer to Pietro Bortolatti, project manager the assets related to GBDR in consideration for his assumption of all related liabilities and return of the 562,500 shares of common stock used to purchase GBDR.

     On March 1, 2000, the Company entered into a Merger Agreement and Plan of Merger (the "Agreement") with Fullcomm, Inc.("Fullcomm"), a New Jersey corporation, whereby the Company issued 5,136,100 shares of common stock in exchange for all of the issued and outstanding shares of Fullcomm. The combination with Fullcomm is reflected is being accounted for as a transfer and is accounted for at historical cost as a pooling of interests with the recording of the net assets acquired at their historical book value.

     Fullcomm is a development stage company that was organized as a successor to Fullcomm, LLC ("Fullcomm, LLC") to commercially exploit technology developed in connection with the secure transmission of digital media and other data on the Internet.

     The combination with Fullcomm is reflected is being accounted for as a transfer and is accounted for at historical cost as a pooling of interests with the recording of the net assets acquired at their historical book value whereby the Company will issue 5,136,100 shares of common stock in exchange for all of the issued and outstanding shares of Fullcomm and the issuance of a stock dividend of 695,994 shares of common stock to the present shareholders of the Company as consideration for the merger

                             CONTESSA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO PROFORMA CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 1, 2000


     c.   Issuance of Shares of Common Stock

     On February 23, 2000, the Company cancelled 562,500 shares of common stock originally issued to GBDR in connection with the purchase of the assets of GBDR valued at $196,644 or $0.35.

     On March 1, 2000, the Company issued 5,136,100 shares of common stock in consideration for and outstanding shares of Fullcomm. The shares were valued at an aggregate of $250,236 or $0.05 per share.

     The Company issued a stock dividend of 695,994 shares of common stock to the present shareholders of the Company as consideration for the merger valued at $70 or $0.0001 per share.

Note 2 - Summary of Significant Accounting Policies
         ------------------------------------------

     a.   Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $355,217 for the period from inception March 7, 1996 to December 31, 1999. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company is anticipating that with the completion of a private placement and with the increase in working capital, the Company will be able to complete the research and development and bring into production its technology and experience an increase in sales. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its source of inventory, continued research and development and initiating marketing penetration. The Company plans to engage in such ongoing financing efforts on a continuing basis.

     The proforma consolidated financial statements presented at March 1, 2000, consist of the consolidated balance sheet of the Company as at December 31, 1999 and the related consolidated statements of operations, stockholders equity and cash flows for the year ended December 31, 1999 and gives effect to the sale of the assets and the assumption of liabilities by Pietro Bortolatti on February 23, 2000 and the return of the shares of common stock; and the balance sheet of Fullcomm at December 31, 1999 and the statements of operations, stockholders equity and cash flows for the year ended December 31, 1999.

                             CONTESSA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO PROFORMA CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 1, 2000


     b. Cash and cash equivalents

    The Company treats temporary investments with a maturity of less than three months as cash when purchased with cash.

     c. Loss Per Share:

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. For the year ended December 31, 1999, there were no dilutive securities outstanding. The calculation of the shares used in computing basic and diluted EPS include the shares of common stock issued for the sale of GBDR, the stock dividend and the shares issued for the reverse merger.

  Shares used in calculating basic and diluted net income per share were as follows:

                                             March 1,
                                              2000
                                            ---------
Total number common
 shares outstanding                         8,136,100
                                            ---------
Shares used in calculating
per share amounts - Diluted                 8,136,100
                                            =========

   d. Use of Estimates

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

    e. Significant Concentration of Credit Risk

    At December 31, 1999, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

                             CONTESSA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO PROFORMA CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 1, 2000



     f. Research and Development Expenses

     Research and development expenses are charged to operations when incurred.

     g. Patent Costs

     Costs incurred to acquire exclusive licenses of patentable technology or costs incurred to patent technologies are capitalized and amortized over the shorter of a five year period or the term of the license or patent. The portion of these amounts determined to be attributable to patents is amortized over their remaining lives and the remainder is amortized over the estimated period of benefit but not more than 40 years on a straight line basis.

     h. Comprehensive Income

     On January 1, 1998, the Company adopted Statements of Financial Accounting Standards for reporting and presentation of comprehensive income and its components an a full set of financial statements. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. No relevant effects resulted from the application from the application of this statement.

     Note 3 - Discontinued Operations

     On February 23, 2000, the Company transferred to Pietro Bortolatti, project manager the assets related to GBDR in consideration for his assumption of all related liabilities and return of the 562,500 shares of common stock used to purchase GBDR. The transaction was treated as a sale of assets net of related liabilities with the gain on the transfer accounted for as discontinued operations.

     Note 4 - Transfer of Assets

The Company is a development stage company that was organized as a predecessor to Fullcomm, LLC ("Fullcomm") to commercially exploit technology developed in connection with the secure transmission of digital media and other data on the Internet.

     Fullcomm, Inc. entered into an Agreement and Plan of Merger (the "Agreement") on May 14, 1999 which was consummated on May 18, 1999, with Fullcomm, LLC, pursuant to which the Company exchanged all the membership interests in Fullcomm, Inc. for an aggregate of 4,536,750 shares of common stock of the Company. The shares of common stock were divided amongst the Members of Fullcomm, LLC in the same ratio as the Membership interests.

                             CONTESSA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO PROFORMA CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 1, 2000

     The transaction has been accounted for as a transfer and is accounted for at historical cost as if a pooling of interests had occurred with the recording of the net assets acquired at their historical book value. The financial statements of the Fullcomm, Inc. have been retroactively restated to include the combined statements of operations and cash flows for the period from inception, May 13, 1999, to December 31, 1999 and the statements of operations and cash flows of Fullcomm, L.L.C. for the period from January 15, 1999 to December 31, 1999.

     Note 5 - Property, Plant and Equipment

     Property Plant and Equipment consists of the following at December 31, 1999:


     Furniture and fixtures                 16,216
     Less accumulated depreciation           1,622
                                           -------
     Property Plant and Equipment-net      $14,594
                                           =======


     Note 6 - Related Party transactions

     a. Leased Office Space

     Fullcomm has entered into a sub lease agreement with Phillip O. Escaravage for the lease of office space located at 11 Chambers Street, Princeton, New Jersey for a monthly rent of $ 2,400 per month.

     Rent paid pursuant to this lease agreement for the period from inception to December 31, 1999 is $13,080.

     b. Officer Salaries

     No officer has received a salary in excess of $100,000.

     c. Loan Payable-Shareholder

     On December 10, 1999, Philip O. Escaravage and an entity that is controlled by him The Umbrella Project, Inc., pursuant to a short term loan agreement loaned an aggregate of $25,000 to the Company due within one year from date and with interest at prime plus 2%. As of December 31, 1999, the balance due is $25,000 with accrued interest of $315.

     Note 7 - Preferred Stock

   The Board of Directors of the Company has the authority to establish and designate any shares of stock in series or classes and to fix any variations in the designations, relative rights, preferences and limitations between series as it deems appropriate, by a majority vote.

                             CONTESSA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO PROFORMA CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 1, 2000

    The preferred stock may be issued in series, each of which may vary, as determined by the board of directors, as to the designation and number of shares in such series, voting power of the holders thereof, dividend rate, redemption terms and prices, voluntary and involuntary liquidation preferences, and conversion rights and sinking fund requirements, if any, of such series.

    The number of shares of preferred stock outstanding at December 31, 1999 and March 1, 2000 is -0- and -0- respectively.

     Note 8 - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 1, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

    At March 1, 2000, the Company has net operating loss carry forwards for income tax purposes of $314,999. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

    The proforma components of the net deferred tax asset as of March 1, 2000 are as follows:

    Deferred tax asset:
        Net operating loss carry forward   $ 105,752
        Valuation allowance                $(105,752)
                                           ---------
        Net deferred tax asset             $   -0-

     The Company recognized no income tax benefit for the loss generated in the period from inception, March 7, 1996, to December 31, 1999.

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

                             CONTESSA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO PROFORMA CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 1, 2000


     Note 9 - Commitments and Contingencies

     a. Engineering Services Agreement

     On April 29, 1999, Fullcomm entered into an agreement with System Design Group ("SDG") whereby, SDG is contracted to provide Fullcomm with a project specifications document for the Fullcomm's Internet Media Security board that will detail the functionality of certain items under development. The cost of the project is $18,000. The work product of SDG is the property of Fullcomm.

     As of December 31, 1999, Fullcomm has paid an aggregate of $9,000.

     b.  Marketing Consulting Agreement

     On August 11, 1999, Fullcomm entered into a marketing consulting agreement with The Management Network Group, Inc. for a daily consulting fee of $2,000 per day plus out of pocket expenses, subject to adjustments for other services.

     As of December 31, 1999, Fullcomm has paid an aggregate of $2,955.

     c. Financial Consulting Agreement

     On May 12, 1999, Fullcomm entered into a financial consulting agreement with Steven Katz & Associates, Inc. to provide strategic, financing and/or its management to Fullcomm for an hourly fee of $255 per hour plus out of pocket expenses.

     As of December 31, 1999, Fullcomm has paid an aggregate of $33,329.

     d.  Stock Dividend

     Subsequent to December 31, 1999, Fullcomm's board of directors passed a resolution that upon the consummation of the Fullcomm's second private placement of Fullcomm's shares of common stock, each investor in Fullcomm's first private placement will be entitled to receive an additional number of shares of Fullcomm's shares of common stock equal to 20% of their current holdings. Such shares have not been issued, but if and when the second private placement closes, such investors will be entitled to receive shares of Contessa Corporation as a result of the merger. The aggregate number of shares to be issued is 16,850.

     As of March 1, 2000, the Company has reserved 16,850 shares of common stock pending completion of the private placement by the Company.

     Note 10 - Business and Credit Concentrations

  The amount reported in the financial statements for cash approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost

                             CONTESSA CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
             NOTES TO PROFORMA CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 1, 2000

     Note 11 - Development Stage Company

     The Company is considered to be a development stage company with little operating history. The Company is dependent upon the financial resources of the Company's management and from the net proceeds of a private placement for its continued existence. The Company will also be dependent upon its ability to raise additional capital to complete is research and development, prototype development, production scheduling, sourcing inventory and its marketing program, acquire additional equipment, management talent, inventory and working capital to engage in any profitable business activity. Since its organization, the Company's activities have been limited to the preliminary development of its new products, filing of a patent application, hiring personnel and acquiring equipment and office space, conducting research and development of its technology and preparation of documentation and the sale of a private placement offering.

                               THOMAS P. MONAHAN
                          CERTIFIED PUBLIC ACCOUNTANT
                             208 LEXINGTON AVENUE
                          PATERSON, NEW JERSEY 07502
                                (973) 790-8775
                              Fax (973) 790-8845

To The Board of Directors and Shareholders of Fullcomm, Inc. (a development stage company)

I have audited the accompanying balance sheet of Fullcomm, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, cash flows and shareholders' equity for the period from inception, May 13, 1999, to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

   In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fullcomm, Inc. (a development stage company) as of December 31, 1999 and the results of its operations, shareholders equity and cash flows for period from inception, May 13, 1999, to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Fullcomm, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since the date of reorganization and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Fullcomm, Inc. (a development stage company) to continue as a going concern.



______________________
Thomas P. Monahan, CPA
January 19, 2000
Paterson, New Jersey

                                FULLCOMM, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 1999

                                    Assets

Current assets
 Cash and cash equivalents........................................        1,439
                                                                         ------
 Total current assets.............................................        1,439
Property and equipment-net........................................       14,594
Other assets
 Patent costs.....................................................        1,917
                                                                         ------
Total other assets................................................        1,917
                                                                         ------
Total assets......................................................      $17,950
                                                                         ------

                     Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable and accrued expenses............................      $57,168
 Loan payable.....................................................       25,315
                                                                         ------
 Total current liabilities........................................       82,483

Stockholders' equity
 Common Stock authorized 10,000,000 shares, no par value each.....      250,236
At December 31, 1999, there are 4,584,250 shares outstanding......
 Retained earnings deficit........................................     (314,769)
                                                                        -------
Total stockholders' equity........................................      (64,533)
                                                                         ------
Total liabilities and stockholders' equity........................      $17,950
                                                                         ------


                See accompanying notes to financial statements.

                                 FULLCOMM, INC.
                            STATEMENT OF OPERATIONS
       FOR THE PERIOD FROM INCEPTION, MAY 13, 1999 TO DECEMBER 31, 1999

Revenue.................................................... $     -0-

Costs of goods sold........................................       -0-
                                                                  ---
Gross profit...............................................       -0-

Operations:
 General and administrative................................   295,163
 Research and development..................................    18,000
 Depreciation and amortization.............................     1,622
                                                              -------
 Total expense.............................................   314,795

Loss from operations.......................................  (314,785)

Other income and expenses
 Interest income...........................................       562
 Interest expenses.........................................      (546)
                                                                  ---
Total other Income.........................................        16

Net income (loss).......................................... $(314,769)
                                                              -------

Net income (loss) per share - basic........................    $(0.07)
                                                                 ----
Number of shares outstanding - basic....................... 4,500,000
                                                            ---------



                See accompanying notes to financial statements.

                                 FULLCOMM, INC.
                            STATEMENT OF CASH FLOWS
        FOR THE PERIOD FROM INCEPTION, MAY 13, 1999 TO DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss).......................................................   $(314,769)
Adjustments to reconcile net loss to cash used in operating activities
 Depreciation............................................................       1,622
 Accounts payable and accrued expenses...................................      57,168
                                                                             --------
TOTAL CASH FLOWS FROM OPERATIONS.........................................    (255,979)

CASH FLOWS FROM FINANCING ACTIVITIES
 Loan payable............................................................      25,315
 Sale of common stock-net of offering expenses...........................     250,236
                                                                              -------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES...............................     275,551

CASH FLOWS FROM INVESTING ACTIVITIES
 Patent costs............................................................      (1,917)
 Purchase of fixed assets................................................     (16,216)
                                                                              -------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES...............................     (18,133)

NET INCREASE (DECREASE) IN CASH..........................................       1,439
CASH BALANCE BEGINNING OF PERIOD.........................................         -0-
                                                                                -----
CASH BALANCE END OF PERIOD...............................................     $ 1,439
                                                                                -----


                See accompanying notes to financial statements

                                FULLCOMM, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY



                                                        Common            Common               Retained
Date                                                    Stock             Stock            earnings deficit         Total
----                                                    ------            ------          ----------------          -----
Sale of initial shares                                4,500,000           $60,000                                   $60,000
Sale of shares through private                           84,250           252,750                                   252,750
placement
Offering expenses                                                        $(62,514)                                  (62,514)

Net loss                                                                                      (314,769)            (314,769)
                                                                                             ---------             --------
                                                      4,584,250          $250,236            $(314,769)            $(64,533)
                                                      =========          ========            =========             ========


                See accompanying notes to financial statements

                                FULLCOMM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


     Note 1 - Formation of Company and Issuance of Common Stock


     a. Formation and  Description of the Company

  Fullcomm, Inc. (the "Company"), was formed under the laws of the State of New Jersey on May 13, 1999 and authorized to issue to 10,000,000 shares of common stock, no par value.

     b. Description of Company

     The Company is a development stage company that was organized as a predecessor to Fullcomm, LLC ("Fullcomm") to commercially exploit technology developed in connection with the secure transmission of digital media and other data on the Internet.

     c. Issuance of Shares of Common Stock

     In January, 1999, the Company sold an aggregate of 4,500,000 shares of common stock for an aggregate of cash consideration of $60,000 or $0.013 per share.

     As of December 31, 1999, the Company sold 84,250 shares of common stock through a private placement at $3.00 per share for an aggregate consideration of $252,750 less offering costs aggregating $62,514 for net proceeds of $190,236.

     Note 2-Summary of Significant Accounting Policies

     a. Basis of Financial Statement Presentation

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $314,769 for the period from inception, January 13, 1999, December 31, 1999. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company is anticipating that with the completion of a private placement and with the increase in working capital, the Company will be able to complete the research and development and bring into production its technology and experience an increase in sales. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its source of inventory, continued research and development and initiating marketing penetration. The Company plans to engage in such ongoing financing efforts on a continuing basis.

    The financial statements presented at December 31, 1999 consist of the balance sheet as at December 31, 1999 and the statements of operations, cash flows and stockholders equity for the period from inception, January 15, 1999, to December 31, 1999.

                                FULLCOMM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

     b. Cash and Cash Equivalents

  Cash and Cash Equivalents - Temporary investments with a maturity of less than three months when purchased are treated as cash

     d. Loss Per Share:

  Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from inception on January 13, 1999 through December 31, 1999, there were no dilutive securities outstanding.

     e. Revenue recognition

  Revenue is recognized when products are shipped or services are rendered.

     f. Research and Development Expenses

     Research and development expenses are charged to operations when incurred.

     g. Patent Costs

     Costs incurred to acquire exclusive licenses of patentable technology or costs incurred to patent technologies are capitalized and amortized over the shorter of a five year period or the term of the license or patent. The portion of these amounts determined to be attributable to patents is amortized over their remaining lives and the remainder is amortized over the estimated period of benefit but not more than 40 years on a straight line basis.

     h.  Use of Estimates

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

     i. Asset Impairment

     The Company adopted the provisions of SFAS No. 121, Accounting for the impairment of long lived assets and for long-lived assets to be disposed of effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Long-lived assets and certain

                                FULLCOMM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. There was no effect of such adoption on the Company's financial position or results of operations.

  j. Significant Concentration of Credit Risk

     At December 31, 1999, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

  k. Recent Accounting Standards

  Accounting for Derivative Instruments and Hedging Activities

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. It is effective for all fiscal years beginning after June 15, 1999. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not currently engage in derivative trading or hedging activity. The Company will adopt SFAS 133 in the fiscal year ending December 31, 2000, although no impact on operating results or financial position is expected.

     Note 3 - Transfer of Assets

     The Company entered into an Agreement and Plan of Merger (the "Agreement") on May 14, 1999 which was consummated on May 18, 1999, with Fullcomm, pursuant to which the Company exchanged all the membership interests in Fullcomm for an aggregate of 4,536,750 shares of common stock of the Company. The shares of common stock were divided amongst the Members of Fullcomm in the same ratio as the Membership interests.

     The transaction has been accounted for as a transfer and is accounted for at historical cost as if a pooling of interests had occurred with the recording of the net assets acquired at their historical book value. The financial statements of the Company have been retroactively restated to include the combined statements of operations and cash flows for the period from inception, May 13, 1999, to December 31, 1999 and the statements of operations and cash flows of Fullcomm, L.L.C. for the period from January 15, 1999 to December 31, 1999.

                                FULLCOMM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


     Note 4 - Related Party transactions

     a. Leased Office Space

     The Company has entered into a sub lease agreement with Phillip O. Escaravage for the lease of office space located at 11 Chambers Street, Princeton, New Jersey for a monthly rent of $ 2,400 per month.

     Rent paid pursuant to this lease agreement for the period from inception to December 31, 1999 is $13,080.

     b. Officer Salaries

     No officer has received a salary in excess of $100,000.

     c. Loan Payable-Shareholder

     On December 10, 1999, Philip O. Escaravage and an entity that is controlled by him The Umbrella Project, Inc. , pursuant to a short term loan agreement loaned an aggregate of $25,000 to the Company due within one year from date and with interest at prime plus 2%. As of December 31, 1999, the balance due is $25,000 with accrued interest of $315.
  .
     Note 5 - Property Plant and Equipment

     Property Plant and Equipment consists of the following at December 31, 1999:

     Furniture and fixtures                 16,216
     Less accumulated depreciation           1,622
                                           -------
     Property Plant and Equipment -net     $14,594
                                           =======

     Note 6 - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

                                FULLCOMM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

     At December 31, 1999, the Company has net operating loss carry forwards for income tax purposes of $314,769. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of December 31, 1999 are as follows:

 Deferred tax asset:
 Net operating loss carry forward    $  107,021
 Valuation allowance                 $ (197,021)
                                     ----------
 Net deferred tax asset              $  -0-


     The Company recognized no income tax benefit for the loss generated for the period from inception, January 15, 1999, to December 31, 1999.

     The Company recognized no income tax benefit from the loss generated for the period from inception, January 13, 1999 to December 31, 1998. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

    Note 7 - Commitments and  Contingencies

     a. Engineering Services Agreement

     On April 29, 1999, the Company entered into an agreement with System Design Group ("SDG") whereby, SDG is contracted to provide the Company with a project specifications document for the Company's Internet Media Security board that will detail the functionality of certain items under development. The cost of the project is $18,000. The work product of SDG is the property of the Company.

     As of December 31, 1999, the Company has paid an aggregate of $9,000.

     b.  Marketing Consulting Agreement

     On August 11, 1999, The Company entered into a marketing consulting agreement with The Management Network Group, Inc. for a daily consulting fee of $1,850 plus out of pocket expenses, subject to adjustments for other services.

     As of December 31, 1999, the Company has paid an aggregate of  $2,955.

                                FULLCOMM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

     c. Financial Consulting Agreement

     On May 12, 1999, the Company entered into a financial consulting agreement with Steven Katz & Associates, Inc. to provide strategic, financing and/or its management to the Company for an hourly fee of $255 per hour plus out of pocket expenses.

     As of December 31, 1999, the Company has paid an aggregate of $33,329.


    Note 8 - Business and Credit Concentrations

    The amount reported in the financial statements for cash approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost.

  Note 9 - Development Stage Company

     The Company is considered to be a development stage company with little operating history. The Company is dependent upon the financial resources of the Company's management and from the net proceeds of a private placement for its continued existence. The Company will also be dependent upon its ability to raise additional capital to complete is research and development, prototype development, production scheduling, sourcing inventory and its marketing program, acquire additional equipment, management talent, inventory and working capital to engage in any profitable business activity. Since its organization, the Company's activities have been limited to the preliminary development of its new products, filing of a patent application, hiring personnel and acquiring equipment and office space, conducting research and development of its technology and preparation of documentation and the sale of a private placement offering.

                               THOMAS P. MONAHAN
                          CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (973) 790-8775


To The Board of Directors and Shareholders of Contessa Corporation (a development stage company)

 I have audited the accompanying consolidated balance sheet of Contessa Corporation (a development stage company) as of December 31, 1999 and the related consolidated statements of operations, cash flows and shareholders' equity for the years ending December 31, 1998 and 1999. These consolidated financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

 In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Contessa Corporation (a development stage company) as of December 31, 1999 and the related consolidated statements of operations, cash flows and shareholders' equity for the years ending December 31, 1998 and 1999 in conformity with generally accepted accounting principles.

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


                                /s/ Thomas P. Monahan
                                ---------------------------------
                                Thomas P. Monahan, CPA

February 19,2000
Paterson, New Jersey

                                                     December 31,
                                                        1999
                                                     ------------

      Assets

Current assets

 Cash and cash equivalents                           $       1
                                                     ---------
 Total current assets                                        1

Capital assets                                         132,148

Other assets

 Excess of purchase paid over book values              196,644

 Security deposits                                      10,533
                                                     ---------
 Total other assets                                    207,177
                                                     ---------

Total assets                                          $339,326
                                                     =========

   Liability and Stockholders' Equity

Current liabilities

 Loans payable related party                         $176,656
 Loan payable                                          10,150
                                                     ---------
 Total liabilities                                    186,806

Stockholders equity

Preferred stock-$.001 par value, authorized
5,000,000 shares. The number of shares
outstanding at December 31, 1999 is -0-.

Common stock-$.0001 par value, authorized
20,000,000 shares. The number of shares
outstanding at December 31, 1999 was 2,866,506            287

 Additional paid in capital                           507,450

 Accumulated deficit during development stage        (355,217)
                                                     --------
Total stockholders equity                             152,520
                                                     --------
Total liabilities and stockholders equity            $339,326
                                                     ========

                             CONTESSA CORPORATION
                         (a development stage company)
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                          For the
                                                           period
                            For the        For the      from inception
                          year ended     year ended    March 7, 1996 to
                         December 31,   December 31,     December 31,
                             1998           1999             1999
                         -------------  -------------  -----------------
Income                     $      -0-     $      -0-         $      -0-

Costs of goods sold -             -0-            -0-                -0-
                           ----------     ----------         ----------
Gross profit                      -0-            -0-                -0-

Operations:
 General and                  114,866         63,691            355,217
  administration
 Depreciation and
  amortization                    -0-            -0-                -0-
                           ----------     ----------         ----------

Total expense                 114,866         63,691            355,217

Net Profit (Loss)
 from operations           $ (114,866)    $  (63,691)        $ (355,217)
                           ==========     ==========         ==========
Net income per
 share-basic                    $(.04)         $(.02)             $(.12)
                           ==========     ==========         ==========
Total number of
 shares outstanding         2,812,000      2,866,506          2,866,506
                           ==========     ==========         ==========


                             CONTESSA CORPORATION
                         (a development stage company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          For the
                                                                           period
                                           For the        For the      from inception
                                         year ended     year ended    March 7, 1996 to
                                        December 31,   December 31,     December 31,
                                            1998           1999             1999
                                        -------------  -------------  -----------------
Cash Flows from Operating Activities
 Net profit (loss)                         $(114,866)      $(63,691)         $(355,217)
 Depreciation and amortization                   -0-            -0-                -0-
 Non-cash transactions                                                          10,056
                                           ----------      ---------         ----------
Total Cash Flows from
 Operations                                 (114,866)       (63,691)          (345,161)

Cash Flows from Financing Activities
 Loan payable                                                10,150             10,150
 Loan payable-affiliated parties                             49,224            176,656
 Sale of stock                                18,902                           301,037
                                           ----------      ---------         ----------
Total Cash Flows from
 Financing Activities                         18,902         59,374            487,843

Cash Flows from Investing Activities
 Capital assets                              (29,878)                         (132,148)
 Security deposit                             (7,022)                          (10,533)
                                           ----------      ---------         ----------
Total Cash Flows from
 Investing Activities                        (31,400)                         (142,681)

Net Increase(Decrease)in Cash                (23,818)        (4,317)                 1

Cash Balance Beginning
 of Period                                    28,136          4,318                -0-
                                           ---------       --------          ---------
Cash Balance End of Period                 $   4,318       $      1          $       1
                                           =========       ========          =========


                             CONTESSA CORPORATION
                         (a development stage company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                                                                     Deficit
                                                                                    Accumulated
                                                                                      during
Date   Preferred   Preferred            Common       Common         Additional      development
         Stock       Stock               Stock        Stock          paid in           stage            Total

Initial issuance of shares             2,100,000       $210                                            $     210
Issuance of shares
 for legal services                       50,000          5           9,995                               10,000
Cancellation of shares                  (750,000)       (75)            (75)
Sale of shares                           850,000         85         299,915                              300,000
Net loss                                                                            (155,362)           (155,362)
                                       ---------       ----        --------        ---------            --------
Balance 12-31-1996                     2,250,000        225         291,910         (155,362)            136,773
Issuance of shares
 for acquisition                         562,000         56         196,644                              196,700
Net loss                                                                             (21,298)            (21,298)
                                       ---------       ----        --------        ---------            --------
12-31-1997                             2,812,000       $281        $488,554         (176,660)           $312,175

Sale of shares
 under rule 504                           54,006          6          18,896                               18,902
Net loss                                                                            (114,866)           (114,866)
                                       ---------       ----        --------        ---------           ---------
Balance 12-31-1998                     2,866,506       $287        $507,450         (291,526)           $216,211

Net loss                                                                             (63,691)            (63,691)
                                       ---------       ----        --------        ---------            --------
Balance  12-31-1999                    2,866,506       $287        $507,450        $(355,217)           $152,520
                                       =========       ====        ========        =========            ========

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


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

   b.   Description of the Company

   Contessa Corporation was formed under the name United Health Management, Inc. to operate as a managed health care provider. On September 16, 1997, the board of directors of the Company changed the business of the Company to Contessa Corporation. On September 26, 1997, the Company entered into an acquisition agreement, whereby the Company acquired all of the issued and outstanding shares of Gastronnomia Bocca Di Rosa, Inc., a Florida corporation formed on June 12, 1997 ("GBDR") in exchange for 562,500 shares of the common stock. The Company became the parent company of GBDR, a wholly-owned subsidiary. Prior to the Acquisition, GBDR was a wholly owned subsidiary of Giuditta Investments, Inc. and controlled by Mr. Pietro Bortolatti, a corporation organized under the laws of Florida.

   On February 26, 2000, the Company agreed to transfer to Pietro Bortolatti, project manager the stock of GBDR in consideration for his assumption of all related liabilities and return of the 562,500 shares of common stock used to purchase GBDR.


   c.   Issuance of Capital Stock

   In March, 1996, the Company sold 2,100,000 shares of common stock for an aggregate consideration of $210 and issued shares as follows: 750,000 shares to Rudy Roig, 300,000 shares

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


to Anthony Markofsky, 525,000 shares to Viking Investment Group II, Inc. and 525,000 shares to Fancois Parenteau Corp.

  On September 16, 1996, pursuant to an escrow agreement between the Company and Rudy Roig, Mr. Roig returned his shares to the Company for cancellation.

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

Note 2-Summary of Significant Accounting Policies
       ------------------------------------------

   a.   Basis of Financial Statement Presentation

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $355,217 for the period from inception March 7, 1996 to December 31, 1999. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company is anticipating that with the funds raised from the completion of its private placement and with additional loans from officers of the Company and credit extended by equipment and food vendors and with the increase in working capital from operations once the store is opened, the

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


Company will complete the restaurant and experience an increase in sales. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The management of the Company believes that it has sufficient resources to fund operations for the next 12 months. The Company's future capital requirements will depend on numerous factors. The Company plans to engage in such ongoing financing efforts on a continuing basis.

  The financial statements presented consist of the consolidated balance sheet of the Company as at December 31, 1999 and the related consolidated statements of operations, stockholders equity and cash flows for the years ended December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders equity and cash flows for the period from inception, March 7, 1996, to December 31, 1999.

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

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


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

  Shares used in calculating basic and diluted net income per share were as follows:


                                Year ended     Year ended
                                December 31,   December 31,
                                   1998           1999
                               ----------------------------
Total number common
shares outstanding              2,866,506       2,866,506
                                ---------       ---------

Shares used in calculating
per share amounts - Diluted     2,866,506       2,866,506
                                =========       =========

  e.   Revenue recognition

  Revenue is recognized when  products are shipped or services are rendered.

  f.   Selling and Marketing Costs

  Selling and Marketing - Selling and marketing costs are expensed in the period in which the cost is incurred.

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


   g.   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   h.   Significant Concentration of Credit Risk

   At December 31, 1999, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0-which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

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

   j. The Company has adopted the provisions of SOP 98-5 requiring that certain expenses classified as pre-opening expenses accumulated in connection with the activities of the restaurant prior to its opening be charged as
incurred, As of   December  31, 1999, the Company has charged $84,554  to
operations.

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


Note  3 - Capital Assets
          --------------

  Capital Assets consisted of the following at December 31, 1999:

                                       Asset      Accumulated
                                       Cost       Depreciation    Total

Store equipment                      $132,148        $-0-        $132,148
                                     --------                    --------

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

   The number of shares of preferred stock outstanding at December 31, 1999 is -0-.

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

   On September 16, 1996, Rudy Roig returned his shares to the Company for cancellation.

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


On September 30, 1997, the Company issued 562,000 shares of common stock for the acquisition of GBDR. valued at $196,700 or $0.35 per share.

   b.   Officer Compensation

   For the period from inception, March 7, 1996 to December 31, 1999, the Company has not paid any officer in excess of $100,000.

Note 6 - Income Taxes
         ------------

   The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

   At December 31, 1999, the Company has net operating loss carry forwards for income tax purposes of $355,217. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

   The components of the net deferred tax asset as of December 31, 1999 are as follows:


   Deferred tax asset:

      Net operating loss carry forward          $ 120,771
      Valuation allowance                       $(120,771)
                                                ---------
      Net deferred tax asset                    $     -0-
                                                =========

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


The Company recognized no income tax benefit for the loss generated in the period from inception, March 7, 1996, to December 31, 1999.

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

Note 8 -  Commitments and Contingencies
          -----------------------------

   a.  Lease agreement for Restaurant Space

   On July 1, 1997, GBDR leased 1,812 square feet of space to used for the restaurant. The lease is for 10 years with the option to extend the lease for additional 10 years upon written notice 18 months prior to the termination date of the lease. Rent for the first 3 years is $3,511 per month or $42,136 per year plus GBDR's allocated share of real estate taxes and insurance. For the year ending December 31, 1999, this amounts to an additional $598 per month added to the monthly rent. The rent payable for years 4 through 20 is incremented by a cost of living increase. GBDR has paid a security deposits aggregating of $10,533. As of December 31, 1999, the location has not been placed into operations.

                             CONTESSA CORPORATION
                         (a development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


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