Form 10QSB
period 2000-03-31
CONTESSA CORP /DE
filed 2000-05-12
CIK 1072816

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                           Commission File No. 0-25007

                              CONTESSA CORPORATION
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                        65-0655628
--------------------------------           -------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


11 Chambers Street, Princeton, New Jersey                                08542
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                 (609) 252-0657
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

        Check whether the Issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes:  X                             No:
                    -----                              -----


        State the number of shares outstanding of each of the Issuer's classes of common stock, as of May 1, 2000:

        Class                                       Number of Shares
        -----                                       ----------------

Common Stock, $.0001 par value                          8,367,624

        Transitional Small Business Disclosure Format (check one):

                Yes:                                No:  X
                    -----                              -----

                       CONTESSA CORPORATION AND SUBSIDIARY
                       -----------------------------------


                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----

PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements.......................................   1

          CONDENSED CONSOLIDATED BALANCE SHEET
          as of March 31, 2000 (unaudited), and December 31, 1999.........   2

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          For the Three Months Ended March 31, 2000, From Inception on
          January 15, 1999 through March 31, 1999, and From Inception on
          January 15, 1999 through March 31, 2000 (unaudited).............   3

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          (DEFICIT) From Inception on January 15, 1999 through
          March 31, 2000 (unaudited)......................................   4

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Three Months Ended March 31, 2000, From Inception on
          January 15, 1999 through March 31, 1999, and From Inception on
          January 15, 1999 through March 31, 2000 (unaudited).............   5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL
          STATEMENTS (unaudited)..........................................   6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Plan of Operation............................   8

          Liquidity and Capital Resources.................................  10

          Results of Operations...........................................  12

PART II   OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds..................  13

     Item 5.   Other Information..........................................  14

     Item 6.   Exhibits and Reports on Form 8-K...........................  15

SIGNATURES................................................................  16

                         PART I. FINANCIAL INFORMATION.
                         ------------------------------

Item 1.     Financial Statements.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Contessa Corporation (the
"Company") and its subsidiary, Fullcomm, Inc., a Delaware corporation ("Fullcomm") believe that the disclosures are adequate to assure that the information presented is not misleading in any material respect.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire year.

                       CONTESSA CORPORATION AND SUBSIDIARY
                       -----------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                                                                         March 31,         December 31,
                                                                           2000               1999
                                                                       -----------        ------------
                                                                       (unaudited)
                             ASSETS
                             ------
Cash............................................................       $   796,108        $     1,439
Furniture and equipment, net of accumulated depreciation
  of $2,548 and $1,622, respectively............................            17,238             14,594
Other...........................................................             6,666              1,917
                                                                       -----------        -----------
    TOTAL ASSETS................................................       $   820,012        $    17,950
                                                                       ===========        ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ----------------------------------------------

CURRENT LIABILITIES:

Accounts payable................................................       $    31,819        $    57,168
Accrued expenses................................................             1,640                 --
Note payable....................................................           100,000                 --
Loan from shareholder...........................................            25,869             25,315
                                                                       -----------        -----------
    Total Current Liabilities...................................           159,328             82,483
                                                                       -----------        -----------


STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, 5,000,000 shares, $0.001 par value, authorized;
  no shares issued and outstanding..............................                --                 --

Common stock, 20,000,000 shares, $0.0001 par value,
  authorized; 8,367,624 and 4,584,250 shares issued
  and outstanding, respectively.................................               837                458
Capital in excess of par........................................         2,024,399            249,778
Deficit accumulated during the development stage................          (526,010)          (314,769)
Deferred compensation...........................................          (838,542)                --
                                                                       -----------        -----------
  Total Stockholders' Equity (Deficit)..........................           660,684            (64,533)
                                                                       -----------        -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)..........       $   820,012        $    17,950
                                                                       ===========        ===========


            See Notes to Condensed Consolidated Financial Statements.

                       CONTESSA CORPORATION AND SUBSIDIARY
                       -----------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 ----------------------------------------------
                                   (unaudited)

                                                                From Inception on    From Inception on
                                              For the Three      January 15, 1999    January 15, 1999
                                               Months Ended          through              through
                                              March 31, 2000      March 31, 1999      March 31, 2000
                                              --------------      --------------      --------------

Revenue................................        $        --         $       --          $         --

Operating expenses:
  General and administrative...........            162,478              7,070               459,263
  Research and development.............             46,998              5,000                64,998
                                               -----------         ----------          ------------
Total operating expenses...............            209,476             12,070               524,261

Other income and expense:
Interest income........................                498                346                 1,060
Interest expense.......................             (2,263)                --                (2,809)

Net loss...............................        $  (211,241)        $  (11,724)         $   (526,010)
                                               ===========         ==========          ============

Basic net loss per share...............        $     (0.04)        $       --
                                               ===========         ==========

Basic weighted average

   Number of shares outstanding........          5,743,370          4,500,000
                                               ===========         ==========



            See Notes to Condensed Consolidated Financial Statements.

                       CONTESSA CORPORATION AND SUBSIDIARY
                       -----------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       ------------------------------------------------------------------
      FROM INCEPTION ON JANUARY 15, 1999 THROUGH MARCH 31, 2000 (unaudited)
      ---------------------------------------------------------------------

                                                        Capital in Excess    Accumulated     Deferred
                                      Common Stock         of Par Value        Deficit     Compensation    Total
                                      ------------      -----------------    -----------   ------------    -----
                                   Shares     Amount
                                   ------     ------

Issuance of common stock......   4,500,000   $    450      $   59,550        $       --     $      --    $   60,000

Issuance of common stock for
cash..........................     517,624         52       1,090,184                --            --     1,090,236

Issuance of common stock in
reverse merger................   3,000,000        300            (300)               --            --            --

Issuance of common stock for
consulting services...........     350,000         35         874,965                --      (838,542)       36,458

Net loss......................          --         --              --          (526,010)           --      (526,010)
                                 ---------   --------     -----------        ----------     ---------    ----------

Balance at March 31, 2000.....   8,367,624   $    837     $ 2,024,399        $ (526,010)    $(838,542)   $  660,684
                                 =========   ========     ===========        ==========     =========    ==========


            See Notes to Condensed Consolidated Financial Statements.

                       CONTESSA CORPORATION AND SUBSIDIARY
                       -----------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (unaudited)

                                                                      From Inception        From Inception
                                                    For the Three   on January 15, 1999   on January 15, 1999
                                                    Months Ended          through              through
                                                   March 31, 2000     March 31, 1999       March 31, 2000
                                                   --------------   -------------------   -------------------

Cash flows used in operating activities:
Net loss........................................     $ (211,241)       $  (11,724)            $  (526,010)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Deferred compensation...........................         36,458                --                  36,458
Depreciation....................................            926                45                   2,548
Increase in operating assets:
Other...........................................         (4,749)               --                  (6,666)
Increase (decrease) in operating liabilities:
Accounts payable................................        (25,349)               --                  31,819
Accrued expenses................................          1,640                --                   1,640
                                                     ----------        ----------             -----------
Net cash used in operating activities...........       (202,315)         (11,679)                (460,211)
                                                     ----------        ----------             -----------

Cash flows from investing activity:

Purchase of furniture and equipment.............          3,570             1,961                  19,786
                                                     ----------        ----------             -----------

Cash flows provided by financing activity:

Proceeds from issuance of common stock..........        900,000            60,000               1,150,236
Proceeds from note payable......................        100,000                --                 100,000
Proceeds from loan from shareholder.............            554                --                  25,869
                                                     ----------        ----------             -----------
Cash flows provided by financing activities:....      1,000,554            60,000               1,276,105
                                                     ----------        ----------             -----------

Net increase in cash............................        794,669            46,360                 796,108

Cash at beginning of period.....................          1,439                --                      --
                                                     ----------        ----------             -----------

Cash at end of period...........................        796,108            46,360                 796,108
                                                     ==========        ==========             ===========

            See Notes to Condensed Consolidated Financial Statements.

                       CONTESSA CORPORATION AND SUBSIDIARY
                       -----------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2000, the results of its operations and cash flows for the three months ended March 31, 2000 and for the period from inception on January 15, 1999 through March 31, 1999 and its operations and cash flows for the period from inception on January 15, 1999 through March 31, 2000.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Fullcomm, a wholly-owned subsidiary of the Company, was incorporated on May 13, 1999 and is the successor entity to Fullcomm, L.L.C., a New Jersey limited liability company, which was formed on January 15, 1999. This transfer was accounted for at historical cost in a manner similar to a pooling of interest with the recording of net assets acquired at their historical book value.

     The  Company  is  a  development   stage  company  that  was  organized  to
commercially   exploit  technology  developed  in  connection  with  the  secure transmission of digital media and other data on the Internet.

NOTE 2 - LOSS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from January 15, 1999 through March 31, 1999, there were no dilutive securities outstanding. During the quarter ending March 31, 2000, shares to be issued upon the exercise of options and warrants are not included in the computation of loss per share as their effect is anti-dilutive.

NOTE 3 - SIGNIFICANT EVENTS

     On January 21, 2000, Fullcomm entered into a loan agreement with South Edge International Limited providing for a loan in the aggregate amount of $100,000. The loan is evidenced by a promissory note bearing interest at the rate of 10.5% per annum. This loan is due on January 21, 2001.

     On January 28, 2000, Contessa consummated a merger with Fullcomm, Inc. Contessa issued 4,601,100 shares of Common Stock for all of the outstanding capital of Fullcomm. Pursuant to the merger, the shareholders of Fullcomm acquired majority control of Contessa. For accounting purposes, the merger has been treated as a recapitalization of Contessa with Fullcomm, Inc. as the acquirer (reverse acquisition). The merger was completed on March 1, 2000.

     In connection with the merger, the Company entered into two separate advisory agreements. Pursuant to the agreements, the Company issued 350,000 restricted shares of its Common Stock.

     On March 28, 2000, the Company consummated a private placement with twelve investors pursuant to which such investors purchased an aggregate of 416,000 restricted shares of the Company's Common Stock, at a price per share of $2.50, for an aggregate purchase price of $1,040,000. The Company paid placement fees totaling $140,000 and received net proceeds from the placement of $900,000. In connection with such private placement, the Company became obligated to compensate RK Grace & Company, as its placement agent ("RK Grace"), and Grace Securities, Inc., as its consultant ("Grace"). On April 28, 2000, RK Grace and Grace agreed to reduce certain aspects of their respective fees relating to such private placement and Merger. Accordingly, the Company will issue to (i) RK Grace an aggregate of 41,600 common stock purchase warrants at an exercise price of $2.75 per share and an aggregate of 118,433 restricted shares of its Common Stock and (ii) Grace an aggregate of 58,333 common stock purchase warrants at an exercise price of $2.75 per share and a cash payment of $5,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

OVERVIEW

     History and Organization

     Contessa Corporation (the "Company") was formed on March 7, 1996 under the name "United Health Management, Inc." to operate as a managed health care provider. On September 16, 1997, the board of directors of the Company changed the business of the Company to that of a holding company and subsequently changed the name of the Company to "Contessa Corporation." During September 1997, the Company acquired all of the issued and outstanding shares of capital stock of Gastronnomia Bocca Di Rosa, Inc. ("GBDR"), a Florida corporation, in order to make GBDR the basis of its restaurant operations. After the development of the Company's restaurant business proceeded behind schedule, the Company decided to abandon its restaurant development efforts. Thereafter, on February 23, 2000, after several contingencies and conditions were satisfied, the Company disposed of its interest in GBDR and redeemed its shares of common stock which were issued as consideration for GBDR.

     On January 28, 2000, the Company entered into an Agreement and Plan of Merger that was amended and restated by an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among Fullcomm, Inc., a New Jersey corporation and the successor entity to Fullcomm, L.L.C., a New Jersey limited liability company ("Old Fullcomm"), Fullcomm Acquisition Corp. ("Fullcomm"), a Delaware corporation and wholly-owned subsidiary of the Company and the principal stockholders of the Company and Old Fullcomm (the "Merger"). Pursuant to the Merger Agreement, Old Fullcomm was merged with and into Fullcomm with Fullcomm continuing as the surviving entity under the name "Fullcomm, Inc." and remaining a wholly-owned subsidiary of the Company. The Merger was completed on March 1, 2000.

     Business of the Company

     The business of the Company is currently operated through Fullcomm. The primary business of the Company is to commercially exploit technology developed in connection with the secure transmission of digital media and other data on the Internet. The Company's technology combines client-side security hardware, server-side security software and authentication party software in order to facilitate the secure transmission of any and all digital data via the Internet.

     The Company is a development stage enterprise. The Company has devoted the majority of its efforts to research and development, prototype development, production scheduling, sourcing inventory and its marketing program, acquiring additional equipment, hiring management talent, inventory and working capital. These activities have been funded by the Company's management and through the private placements of its common stock. The Company has not yet generated any revenues to fund its ongoing operating expenses, repay outstanding indebtedness or entirely fund its research and product development activities. There can be no assurance that development of the Company's products will be completed and fully tested in a timely manner and within the budget constraints of management. In addition, there can be no assurance that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans. The Company believes that further investments into its technology and marketing research will reduce the cost of development, preparation and processing of purchases and orders by enabling the Company to effectively compete in the electronic market place.

     The Company has completed a detailed schematic of its hardware device. The device, in conjunction with proprietary server-side software, client-side software and authentication party software is expected to achieve data protection while in transit and data protection from duplication at the consumers' personal computer. The device will have two distinct modes of operational security. The first mode will feature security in which copyright protection is the major concern. In this mode, a user would be able to view data, but would be barred from duplicating such data. The second mode supports information sharing over public and private networks and allows authorized users to access and manipulate data files which have been decrypted at the hardware device.

     The Company is currently looking for a design team that will be able to commence construction of the Company's hardware device. The Company expects to find such a design team and begin building the hardware device during the second quarter of 2000. The initial prototype development is comprised of three concurrent stages: (i) prototype specifications and device development; (ii) device software development; and (iii) server software development. The construction of an initial prototype of such device is expected to take approximately four to six months. The Company believes that the flexibility of its design architecture will allow it to choose a modular development format in which stages of development have concurrent timetables. Accordingly, the Company intends to develop the necessary software concurrently with the building of the hardware device.

     The Company has entered into a letter of intent with Creative Web Solutions, Inc. ("CWS"), a subsidiary of Bradmark, Inc., a Houston, Texas-based Internet/Network Security Applications distributor that provides technically advanced security solutions to Fortune 500 and 1000 companies. Under the letter of intent, CWS will market the Company's initial product for the business-to-business applications sector.

     The Company anticipates revenues to be generated from licensed technology products, transaction fees and information services delivered over the Internet, private Intranets or other networks. The Company expects that its online security system will be used to facilitate the distribution of information over the Internet, including music, movies and television programming, books, newspapers and periodicals, software, voice communication and other areas of e-commerce, including financial transactions. The Company also expects that its technology will be used to secure wireless voice and data transmission.

     The Company expects to license its technology to future business partners in order to build digital commerce services and applications. The Company also intends to leverage such business partners' activities as they bring in their business partners and customers. While the Company expects to receive initial license fees from such business partners, the Company believes that its revenues will eventually be derived primarily from transaction fees resulting from such partners' and their customers' commercial deployment of the Company's applications and services.

     Employees

     The  Company   currently  has  five  employees  and  does  not  expect  any significant change in such number in the near future.

     Safe Harbor Statement

     Certain statements included in this Form 10-QSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continued development of the Company's technology, the anticipated longer term growth of the Company's business, and the timing of the projects and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements may be identified by, and among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The factors discussed herein and others expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     The Company's cash balance was $796,108 and working capital was $636,780 at March 31, 2000.

     As of March 31, 2000, the Company had a tax loss carry-forward of $526,010 to off-set future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forward, if at all, in future fiscal years.

     Financing Needs

     To date, the Company has not generated any revenues. The Company has not been profitable since inception, may incur additional operating losses in the future, and may require additional financing to continue the development and commercialization of its technology. While the Company does not expect to generate significant revenues from the sale of products in the near future, the Company may enter into licensing or other agreements with marketing and distribution partners that may result in license fees or other related revenue.

     The Company expects its capital requirements to increase significantly over the next several years as it commences new research and development efforts, undertakes new product developments, increases its sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of the Company's research and development initiatives and the cost and timing of the expansion of the Company's sales and marketing efforts.

     On January 21, 2000, Fullcomm entered into a loan agreement with South Edge International Limited providing for a loan in the aggregate amount of $100,000. The loan is evidenced by a promissory note bearing interest at the rate of 10.5% per annum. This loan is due on January 21, 2001.

     On March 28, 2000, the Company consummated a private placement of its common stock with twelve investors pursuant to which such investors purchased an aggregate of 416,000 restricted shares of the Company's common stock, $0.0001 par value ("Common Stock"), at a price per share of $2.50, for an aggregate purchase price of $1,040,000. The Company paid placement fees totaling $140,000 and received net proceeds from the placement of $900,000. In connection with such private placement, the Company became obligated to compensate R.K. Grace & Company, as its placement agent ("RK Grace") and Grace Securities, Inc. as its consultant ("Grace"). On April 28, 2000, RK Grace and Grace agreed to reduce certain aspects of their respective fees relating to such private placement and Merger. Accordingly, the Company will issue to (i) RK Grace an aggregate of 41,600 common stock purchase warrants at an exercise price of $2.75 per share and an aggregate of 118,433 restricted shares of its Common Stock and (ii) Grace an aggregate of 58,333 common stock purchase warrants at an exercise price of $2.75 per share and a cash payment of $5,000.

     The Company anticipates that it will be able to fund operations through December 31, 2000. However, in order to fund its research and development and commercialization efforts, including hiring of additional employees, it will be necessary for the Company to seek to raise additional capital through the issuance of securities of the Company during calendar year 2000. The Company currently does not have any formal agreement or understanding with any third party regarding any such offering of securities, and there can be no assurance that any such offering will, in fact, occur or be consummated. It is likely that the current stockholders will experience significant and immediate dilution in their current ownership due to the issuance of such securities. Additional financing will be required thereafter which may, if and when consummated by the Company, cause further dilution of ownership.

     Year 2000 Compliance

     The Company did not experience any significant computer or systems problems relating to the Year 2000. Upon review of the Company's internal and external systems during 1999, the Company determined that it did not have any material exposure to such computer problems and that the software and systems required to operate its business and provide its services were Year 2000 compliant. As a result, the Company did not incur, and does not expect to incur, any material expenditures relating to Year 2000 systems issues.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999
------------------------------------------

     The Company is a development stage company and revenues for the each of the quarters ended March 31, 2000 and March 31, 1999 was zero. Operating expenses consist of general and administrative expenses and research and development expenses. Operating expenses during the three months ended March 31, 2000 and the period from inception on January 15, 1999 through March 31, 1999 were $209,476 and $12,070, respectively, an increase of $197,406, or 1635.5%.

     General and administrative expenses consist primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses during the three months ended March 31, 2000 and the period from inception on January 15, 1999 through March 31, 1999 were $162,478 and $7,070, respectively, an increase of $155,408, or 2198.1%. The increase in general and administrative expenses, resulted primarily from a significant increase in operating activities.

     Research and development expenses consist of professional salaries and benefits and allocated overhead charged to research and development projects. Research and development expenses during the three months ended March 31, 2000 and the period from inception on January 15, 1999 through March 31, 1999 were $46,998 and $5,000, respectively, an increase of $41,998, or 840.0%. The increase in research and development expenses resulted primarily from a significant increase in operating activities.

Period From Inception on January 15, 1999 through March 31, 2000
----------------------------------------------------------------

     The Company is a development stage company. From inception through March 31, 2000, the Company had no revenues.

     The Company has incurred losses each year since inception and has an accumulated deficit of $526,010 at March 31, 2000. The Company expects to continue to incur losses over, approximately, the next two to three years from expenditures on research, product development, marketing and administrative activities.

     The Company does not expect to generate significant revenues from product sales for, approximately, the next two to three years during which the Company will engage in significant research and development efforts. However, the Company may enter into licensing or other agreements with marketing and distribution partners that may result in license fees and other related revenues. No assurance can be given, however, that such research and development efforts will result in any commercially viable products, or that any licensing or other agreements with marketing and distribution partners will be entered into and result in revenues. The Company's future success will depend on its ability to transform its research and development activities into commercializable products.

                           PART II. OTHER INFORMATION.
                           ---------------------------

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 28, 2000, the Company entered into Merger Agreement by and among Old Fullcomm, Fullcomm and the principal stockholders of the Company and Old Fullcomm. Pursuant to the Merger Agreement, Old Fullcomm was merged with and into Fullcomm with Fullcomm continuing as the surviving entity under the name "Fullcomm, Inc." and remaining a wholly-owned subsidiary of the Company. The Merger was completed on March 1, 2000.

     In connection with the Merger, the Company issued an aggregate of 4,601,100 restricted shares of its Common Stock to the shareholders of Old Fullcomm in consideration for the outstanding shares of Old Fullcomm. Additionally, the Company issued a stock dividend of 695,994 restricted shares of its Common Stock to its then current stockholders as consideration for the Merger. The Company also issued an aggregate of 175,000 restricted shares of its Common Stock to Brad Tashenberg and an aggregate of 175,000 restricted shares of its Common Stock to Gregory Creekmore pursuant to their respective advisory agreements with the Company.

     On January 28, 2000, the Company granted to Richard T. Case, options to purchase an aggregate of 175,000 shares of the Company's Common Stock at an exercise price of $0.10 per share.

     On March 28, 2000, the Company consummated a private placement of its common stock with twelve investors pursuant to which such investors purchased an aggregate of 416,000 restricted shares of the Company's Common Stock, at a price per share of $2.50, for an aggregate purchase price of $1,040,000. The Company paid placement fees totaling $140,000 and received net proceeds from the placement of $900,000. In connection with such private placement, the Company became obligated to compensate RK Grace, as its placement agent, and Grace, as its consultant. On April 28, 2000, RK Grace and Grace agreed to reduce certain aspects of their respective fees relating to such private placement and Merger. Accordingly, the Company will issue to (i) RK Grace an aggregate of 41,600 common stock purchase warrants at an exercise price of $2.75 per share and an aggregate of 118,433 restricted shares of its Common Stock and (ii) Grace an aggregate of 58,333 common stock purchase warrants at an exercise price of $2.75 per share and a cash payment of $5,000.

     No underwriter was employed by the Company in connection with the issuance of the securities described above. The Company believes that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving a public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company.

ITEM 5.     OTHER INFORMATION.

     On April 9, 1999, the Company entered into a definitive Stock Purchase Agreement with Mr. Pietro Bortolatti, the Chief Executive Officer of Gastronnomia Bocca Di Rosa, Inc. ("GBDR"), the Company's wholly-owned subsidiary, pursuant to which Mr. Bortolatti was to transfer his entire share ownership in the Company, consisting of an aggregate of 562,000 shares of the Company's common stock, $0.0001 par value ("Common Stock"), to the Company and in return would receive the Company's entire stock ownership in GBDR. The Stock Purchase Agreement contained a number of conditions precedent which needed to be satisfied before the sale could be consummated. In addition, by letter amendment dated April 23, 1999, any closing would be deferred until such time as the Company had prepared appropriate filings with the Securities and Exchange Commission. The consummation of the Stock Purchase Agreement was completed on February 23, 2000 upon the satisfaction of such conditions.

     The effect of such transaction was to transfer the Company's restaurant-related assets to Mr. Bortolatti in exchange for his ownership stake in the Company. GBDR had formerly been a wholly-owned subsidiary in an entity controlled by Mr. Bortolatti. GBDR was acquired by the Company in 1997 at which time Mr. Borolatti, through his affiliated entity, received 562,000 shares of Common Stock of the Company. The Company has invested approximately $195,000 consisting primarily of leasehold improvements, restaurant equipment and other items in attempting to develop a casual restaurant operation in the Coconut Grove section of Miami. The leasehold on which the restaurant was to be developed was originally held by an affiliate of Mr. Bortolatti. Development efforts met with delays and had fallen behind schedule. Mr. Bortolatti indicated that approximately $200,000 in funds would be needed in order to make the restaurant project operational and the Company's management decided to abandon the development effort.

     On January 28, 2000, the Company entered into Merger Agreement by and among Old Fullcomm, Fullcomm and the principal stockholders of the Company and Old Fullcomm. Pursuant to the Merger Agreement, Old Fullcomm was merged with and into Fullcomm with Fullcomm continuing as the surviving entity under the name "Fullcomm, Inc." and remaining a wholly-owned subsidiary of the Company. The Merger was completed on March 1, 2000.

     On April 28, 2000, Richard T. Case notified the Company that, effective May 22, 2000, he will resign from his position as the Company's Chief Executive Officer. He had served in such capacity since January 2000.

     On April 28, 2000, Howard M. Weinstein was appointed to serve as the Company's new Chief Executive Officer commencing on May 22, 2000. From 1989 to April 2000, Mr. Weinstein, 36, was employed by GE Industrial Systems, a division of General Electric, where he held multiple roles in control engineering, engineering management, project management and product and strategic marketing. Prior to that, Mr. Weinstein was employed by Newport News Shipbuilding where he worked on instrumentation and controls for nuclear propulsion systems for aircraft carriers and fast attack submarines. Mr. Weinstein graduated from Virginia Tech in 1986 with a BS degree in electrical engineering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits.

            10.1    Memorandum   of    Understanding    re:   Placement   Agent.
                    (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

            10.2 Tashenberg Consulting Agreement (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

            10.3 Creekmore Consulting Agreement (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

            10.4 Letter Agreement re: Master Distribution (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

            10.5 Consulting Agreement (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

            10.6 Form of Indemnification Agreement entered into between the Company and each of its officers and directors.

            10.7 Employment Agreement dated January 28, 2000 between the Company and Richard T. Case.

            10.8 Employment Agreement dated February 28, 2000 between the Company and Brendan G. Elliott.

            10.9 Employment Agreement dated April 28, 2000 between the Company and Howard M. Weinstein.

            27      Financial Data Schedule for the period ended March 31, 2000.

     (b)    Reports on Form 8-K.

            On March 14, 2000, the Company filed a report on Form 8-K relating to the transfer of the Company's restaurant-related assets to Mr. Pietro Bortolatti in exchange for Mr. Bortolatti's entire share ownership in the Company.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CONTESSA CORPORATION

DATE:  May 12, 2000            By:  /s/ Richard T. Case
                                    ------------------------------------
                                    Richard T. Case,
                                    Chief Executive Officer
                                    (Principal Executive Officer)



DATE:  May 12, 2000            By:  /s/ Wayne H. Lee
                                    ------------------------------------
                                    Wayne H. Lee
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)