Form 10QSB
period 2000-06-30
FULLCOMM TECHNOLOGIES INC
filed 2000-08-07
CIK 1072816

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                           Commission File No. 0-25007

                          FULLCOMM TECHNOLOGIES, INC.*
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                        65-0655628
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


110 West Franklin Avenue, Pennington, New Jersey**                        08534
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                (609) 730-9900**
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes:  X                        No:
                     -----                         -----


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of August 1, 2000:

             Class                               Number of Shares
             -----                               ----------------

Common Stock, $.0001 par value                       8,490,557

     Transitional Small Business Disclosure Format (check one):

                 Yes:                            No:  X
                     -----                          -----

---------------

* On June 20, 2000, the Registrant changed its name from "Contessa Corporation" to "Fullcomm Technologies, Inc."

** On June 12, 2000, the Registrant relocated its principal executive office from 11 Chambers Street, Princeton, New Jersey 08542 to 110 West Franklin Avenue, Pennington, New Jersey 08534 and changed its telephone number from (609) 252-0657 to (609) 730-9900.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                   ------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

   Item 1.   Financial Statements...........................................  1

     CONDENSED CONSOLIDATED BALANCE SHEET
     as of June 30, 2000 (unaudited), and December 31, 1999.................  2

     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
     For the Three Months Ended June 30, 2000 and 1999,
     For the Six Months Ended June 30,  2000,  From  Inception on
     January 15, 1999 through June 30, 1999, and From Inception on
     January 15, 1999 through June 30, 2000 (unaudited).....................  3

     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
     EQUITY (DEFICIT) From Inception on January 15, 1999 through
     June 30, 2000 (unaudited)..............................................  4

     CONDENSED  CONSOLIDATED STATEMENT OF CASH FLOWS
     For the Six Months Ended June 30, 2000, From Inception on
     January 15, 1999 through June 30, 1999, and From Inception on
     January 15, 1999 through June 30, 2000 (unaudited).....................  5

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS (unaudited).................................................  6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Plan of Operation................................  8

     Liquidity and Capital Resources........................................ 10

     Results of Operations.................................................. 12

PART II   OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds...................... 13

   Item 4.   Submission of Matters to a Vote of Security Holders............ 13

   Item 5.   Other Information.............................................. 14

   Item 6.   Exhibits and Reports on Form 8-K............................... 15

SIGNATURES        .......................................................... 16

                         PART I. FINANCIAL INFORMATION.
                         ------------------------------

ITEM 1.     FINANCIAL STATEMENTS.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Fullcomm Technologies, Inc. (the "Company") and its subsidiary Fullcomm, Inc., a Delaware corporation ("Fullcomm"), believe that the disclosures are adequate to assure that the information presented is not misleading in any material respect.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire year.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                   ------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                                                                              June 30,       December 31,
                                                                                2000            1999
                                                                            -----------      ------------
                                                                            (unaudited)
                                ASSETS
                                ------
Cash.................................................................       $   453,354      $    1,439
Furniture and equipment, net of accumulated depreciation.............            13,475          14,594
Other................................................................             4,670           1,917
                                                                            -----------      ----------
    TOTAL ASSETS.....................................................       $   471,499      $   17,950
                                                                            ===========      ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ----------------------------------------------

CURRENT LIABILITIES:

Accounts payable.....................................................       $    71,143      $   57,168
Loan from shareholder................................................                --          25,315
                                                                            -----------      ----------
    Total Current Liabilities........................................            71,143          82,483
                                                                            -----------      ----------


STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, 5,000,000 shares, $0.001 par value, authorized;
  no shares issued...................................................                --              --

Common stock, 20,000,000 shares, $0.0001 par value,
  authorized; 8,372,624 and 4,584,250 shares issued
  and outstanding, respectively......................................               837             458
Capital in excess of par.............................................         2,050,891         249,778
Deficit accumulated during the development stage.....................          (922,204)       (314,769)
Deferred compensation................................................          (729,168)             --
                                                                            ------------     ----------
  Total Stockholders' Equity (Deficit)...............................           400,356         (64,533)
                                                                            -----------      ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)...............       $   471,499      $   17,950
                                                                            ===========      ==========



            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                   ------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 ----------------------------------------------
                                   (unaudited)

                                                                                   From Inception   From Inception
                                  For the Three    For the Three    For the Six     on January 15,   on January 15,
                                   Months Ended    Months Ended     Months Ended     1999 through    1999 through
                                  June 30, 2000    June 30, 1999   June 30, 2000     June 30, 1999    June 30, 2000
                                  -------------    -------------   -------------    --------------   --------------
Revenue.......................     $        --     $        --      $        --     $        --     $        --

Operating Expenses:
  General and administrative..         335,844          16,207          498,322          23,277         795,107
  Research and development....          67,288          15,371          114,286          20,371         132,286
                                    ----------      ----------       ----------      ----------      ----------
Total Operating Expenses......         403,132          31,578          612,608          43,648         927,393

Other income and expense:
Interest income...............           7,780             192            8,278             538           8,840
Interest expense..............            (842)             --           (3,105)             --          (3,651)

Net loss......................     $  (396,194)    $   (31,386)     $  (607,435)    $   (43,110)    $  (922,204)
                                    ==========      ==========       ==========      ==========      ==========

Basic and diluted net loss
per share.....................     $     (0.05)     $    (0.01)     $     (0.09)    $     (0.01)
                                    ==========      ==========       ==========      ==========

Basic and diluted weighted
average
 Number of shares outstanding...     8,367,679       4,500,000        7,061,489       4,500,000
                                    ==========      ==========       ==========      ==========


            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                   ------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       ------------------------------------------------------------------
      FROM INCEPTION ON JANUARY 15, 1999 THROUGH JUNE 30, 2000 (unaudited)
      --------------------------------------------------------------------

                                                        Capital in Excess    Accumulated     Deferred
                                    Common Stock          of Par Value         Deficit     Compensation     Total
                                    ------------        -----------------    -----------   ------------     -----
                                 Shares      Amount
                                 ------      ------
Issuance of common stock.....   4,500,000   $    450      $    59,550       $        --      $      --   $   60,000

Issuance of common stock for
cash.........................     517,624         52        1,090,184                --             --    1,090,236

Issuance of common stock in
reverse merger...............   3,000,000        300             (300)               --             --           --

Issuance of common stock for
consulting services..........     350,000         35          874,965                --       (729,168)     145,832

Issuance of common stock for
stockholder's loan...........       5,000         --           26,492                --             --       26,492

Net loss.....................          --         --               --          (922,204)            --     (922,204)
                                ---------   --------      -----------       -----------      ---------    ---------

Balance at June 30, 2000.....   8,372,624   $    837      $ 2,050,891       $  (922,204)     $(729,168)   $ 400,356
                                =========   ========      ===========       ===========      =========    =========


            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                   ------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (unaudited)

                                                                      From Inception        From Inception
                                                     For the Six    on January 15, 1999   on January 15, 1999
                                                    Months Ended          through               through
                                                    June 30, 2000      June 30, 1999         June 30, 2000
                                                    -------------   -------------------   -------------------
Cash flows used in operating activities:

Net loss........................................     $ (607,435)       $  (43,110)            $   (922,204)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Deferred compensation...........................        145,832                --                  145,832
Depreciation....................................          1,119                89                    1,197
Increase in operating assets:
Other...........................................         (2,753)           (1,424)                  (4,670)
Increase in operating liabilities:
Accounts payable................................         13,975                --                   71,143
Accrued expenses................................             --                --                       --
                                                     ----------        ----------             ------------
Net cash used in operating activities...........       (449,262)          (44,445)                (708,702)
                                                     ----------        ----------             ------------

Cash flows from investing activity:
Purchase of furniture and equipment.............             --            (1,960)                 (14,672)
                                                     ----------        ----------             ------------

Cash flows provided by financing activity:
Proceeds from issuance of common stock..........        900,000            60,000                1,150,236
Proceeds from note payable......................        100,000                --                  100,000
Repayment of note payable.......................       (100,000)               --                 (100,000)
Proceeds from loan from shareholder.............          1,177                --                   26,492
                                                     ----------        ----------             ------------
Cash flows provided by financing activities:....        901,177            60,000                1,176,728
                                                     ----------        ----------             ------------

Net increase in cash............................        451,915            13,595                  453,354

Cash at beginning of period.....................          1,439                --                       --
                                                     ----------        ----------             ------------

Cash at end of period...........................        453,354            13,595                  453,354
                                                     ==========        ==========             ============


            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                   ------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)


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

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2000, the results of its operations for the three months ended June 30, 2000 and 1999, the results of its operations and cash flows for the six months ended June 30, 2000 and for the period from inception on January 15, 1999 through June 30, 1999 and its operations and cash flows for the period from inception on January 15, 1999 through June 30, 2000.

     Interim results are not necessarily indicative of results for the full fiscal year.

     On June 20, 2000, the Company changed its name from Contessa Corporation to Fullcomm Technologies, Inc.

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

NOTE 2 - LOSS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from January 15, 1999 through June 30, 1999, there were no dilutive securities outstanding. During the three months and six months ending June 30, 2000, shares to be issued upon the exercise of options and warrants are not included in the computation of loss per share as their effect is anti-dilutive.

NOTE 3 - SIGNIFICANT EVENTS

     On January 21, 2000, Fullcomm entered into a loan agreement with South Edge International Limited providing for a loan in the aggregate amount of $100,000. The loan was evidenced by a promissory note bearing interest at the rate of 10.5% per annum. This loan was repaid on April 6, 2000.

     On January 28, 2000, the Company consummated a merger with Fullcomm, Inc., a New Jersey corporation ("Old Fullcomm"). The Company issued 4,601,100 shares of Common Stock for all of the outstanding capital of Old Fullcomm. Pursuant to the merger, the shareholders of Old Fullcomm acquired majority control of the Company. For accounting purposes, the merger has been treated as a recapitalization of the Company with Old Fullcomm as the acquirer (reverse acquisition). The merger was completed on March 1, 2000.

     In connection with the merger, the Company entered into two separate advisory agreements. Pursuant to the agreements, the Company issued 350,000 restricted shares of its Common Stock.

     On March 28, 2000, the Company consummated a private placement with twelve investors pursuant to which such investors purchased an aggregate of 416,000 restricted shares of the Company's Common Stock, at a price per share of $2.50, for an aggregate purchase price of $1,040,000. The Company paid placement fees totaling $140,000 and received net proceeds from the placement of $900,000. In connection with such private placement, the Company became obligated to compensate RK Grace & Company, as its placement agent ("RK Grace"), and Grace Securities, Inc., as its consultant ("Grace"). On April 28, 2000, RK Grace and Grace agreed to reduce certain aspects of their respective fees relating to such private placement and Merger. Subsequent to the end of the quarter, on July 21, 2000, the Company issued to (i) RK Grace and its designees an aggregate of 41,600 common stock purchase warrants at an exercise price of $2.75 per share and to RK Grace an aggregate of 118,433 restricted shares of its Common Stock and (ii) Grace an aggregate of 58,333 common stock purchase warrants at an exercise price of $2.75 per share.

     On June 30, 2000, the Company issued 5,000 shares of restricted common stock of the Company as repayment for a shareholder loan aggregating $26,492.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

OVERVIEW

     History and Organization

     Fullcomm Technologies, Inc. (the "Company") was formed on March 7, 1996 under the name "United Health Management, Inc." to operate as a managed health care provider. On September 16, 1997, the board of directors of the Company changed the business of the Company to that of a holding company and subsequently changed the name of the Company to "Contessa Corporation." Thereafter, on June 20, 2000, pursuant to the Merger (as described below) the Company changed its name to "Fullcomm Technologies, Inc." During September 1997, the Company acquired all of the issued and outstanding shares of capital stock of Gastronnomia Bocca Di Rosa, Inc. ("GBDR"), a Florida corporation, in order to make GBDR the basis of its restaurant operations. After the development of the Company's restaurant business proceeded behind schedule, the Company decided to abandon its restaurant development efforts. Thereafter, on February 23, 2000, after several contingencies and conditions were satisfied, the Company disposed of its interest in GBDR and redeemed its shares of common stock which were issued as consideration for GBDR.

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

     On May 30, 2000, the Company entered into an agreement with Intrinsix Corporation ("Intrinsix"), a Westboro, Massachusetts-based design center with a branch office located in Hazlet, New Jersey. Pursuant to the agreement, Intrinsix will develop a proof-of-concept prototype, expected to be delivered in the fourth quarter of 2000. The Company intends to commence Beta-testing of the proof-of-concept prototype upon delivery by Intrinsix. The Company estimates that Beta testing will take four to six months. The Company expects that work will begin on the end product upon completion of such Beta-testing.

     The Company is currently looking for beta test sites that will verify the proof-of-concept prototype in a practical applications environment. The size, location, and industry of the beta site has yet to be determined by the Company. The Company intends to identify potential beta sites and enter into an agreement for one or more beta sites before the end of the third quarter of this year.

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

     Employees

     The Company currently has five employees. In the near future, the Company anticipates the hiring of clerical, sales and marketing, and technical staff.

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

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     The Company's cash balance was $453,354 and working capital was $382,211 at June 30, 2000.

     As of June 30, 2000, the Company had a tax loss carry-forward of $922,204 to off-set future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forward, if at all, in future fiscal years.

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

     On January 21, 2000, Fullcomm entered into a loan agreement with South Edge International Limited providing for a loan in the aggregate amount of $100,000. The loan was evidenced by a promissory note bearing interest at the rate of 10.5% per annum. This loan was repaid by the Company on April 6, 2000.

     On March 28, 2000, the Company consummated a private placement of its common stock with twelve investors pursuant to which such investors purchased an aggregate of 416,000 restricted shares of the Company's common stock, $0.0001 par value ("Common Stock"), at a price per share of $2.50, for an aggregate purchase price of $1,040,000. The Company paid placement fees totaling $140,000 and received net proceeds from the placement of $900,000. In connection with such private placement, the Company became obligated to compensate R.K. Grace & Company, as its placement agent ("RK Grace") and Grace Securities, Inc. as its consultant ("Grace"). On April 28, 2000, RK Grace and Grace agreed to reduce certain aspects of their respective fees relating to such private placement and Merger. Subsequent to the end of the quarter, on July 21, 2000, the Company issued to (i) RK Grace and its designees an aggregate of 41,600 common stock purchase warrants at an exercise price of $2.75 per share and to RK Grace an aggregate of 118,433 restricted shares of its Common Stock and (ii) Grace an aggregate of 58,333 common stock purchase warrants at an exercise price of $2.75 per share.

     On June 30, 2000, the Company issued 5,000 shares of restricted common stock of the Company as repayment for a shareholder loan aggregating $26,492.

     The Company anticipates that it will be able to fund operations through September 30, 2000. However, in order to fund its research and development and commercialization efforts, including hiring of additional employees, it will be necessary for the Company to seek to raise additional capital through the issuance of securities of the Company during the third quarter of 2000. The Company currently does not have any formal agreement or understanding with any third party regarding any such offering of securities, and there can be no assurance that any such offering will, in fact, occur or be consummated. It is likely that the current stockholders will experience significant and immediate dilution in their current ownership due to the issuance of such securities. Additional financing will be required thereafter which may, if and when consummated by the Company, cause further dilution of ownership.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 and 1999
---------------------------------------

     The Company is a development stage company and revenues for the each of the quarters ended June 30, 2000 and June 30, 1999 was zero. Operating expenses consist of general and administrative expenses and research and development expenses. Operating expenses during the six months ended June 30, 2000 and the period from inception on January 15, 1999 through June 30, 1999 were $612,608 and $43,648, respectively, an increase of $568,960, or 1,304%.

     General and administrative expenses consist primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses during the six months ended June 30, 2000 and the period from inception on January 15, 1999 through June 30, 1999 were $498,322 and $23,277, respectively, an increase of $475,045, or 2,041%. The increase in general and administrative expenses, resulted primarily from a significant increase in operating activities.

     Research and development expenses consist of professional salaries and benefits and allocated overhead charged to research and development projects. Research and development expenses during the six months ended June 30, 2000 and the period from inception on January 15, 1999 through June 30, 1999 were $114,286 and $20,371, respectively, an increase of $93,915, or 461%. The increase in research and development expenses resulted primarily from a significant increase in operating activities.

Period From Inception on January 15, 1999 through June 30, 2000
---------------------------------------------------------------

     The Company is a development stage company. From inception through June 30, 2000, the Company had no revenues.

     The Company has incurred losses each year since inception and has an accumulated deficit of $922,204 at June 30, 2000. The Company expects to continue to incur losses over, approximately, the next two to three years from expenditures on research, product development, marketing and administrative activities.

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

                           PART II. OTHER INFORMATION.
                           ---------------------------

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On March 28, 2000, the Company consummated a private placement of its common stock with twelve investors pursuant to which such investors purchased an aggregate of 416,000 restricted shares of the Company's Common Stock, at a price per share of $2.50, for an aggregate purchase price of $1,040,000. The Company paid placement fees totaling $140,000 and received net proceeds from the placement of $900,000. In connection with such private placement, the Company became obligated to compensate RK Grace, as its placement agent, and Grace, as its consultant. On April 28, 2000, RK Grace and Grace agreed to reduce certain aspects of their respective fees relating to such private placement and Merger. Subsequent to the end of the quarter, on July 21, 2000, the Company issued to
(i) RK Grace and its designees an aggregate of 41,600 common stock purchase warrants at an exercise price of $2.75 per share and to RK Grace an aggregate of 118,433 restricted shares of its Common Stock and (ii) Grace an aggregate of 58,333 common stock purchase warrants at an exercise price of $2.75 per share.

     On June 30, 2000, the Company issued 5,000 shares of restricted common stock of the Company as repayment for a shareholder loan aggregating $26,492.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual  Meeting of  Stockholders  of the  Company  was held on June 20,
2000.

     There were present at the meeting in person or by proxy stockholders holding an aggregate of 5,775,409 shares of Common Stock. The results of the vote taken at such meeting with respect to each nominee for director were as follows:

     Common Stock Nominees               For                  Withheld
     ---------------------               ---                  --------

     Brendan Elliott                   5,775,409                     0
     Howard M. Weinstein               5,775,409                     0
     Wayne H. Lee                      5,775,409                     0
     Richard T. Case                   4,200,409             1,575,000
     David Rector                      5,775,409                     0

     A vote was taken on the proposal to amend the Company's Certificate of Incorporation to change the Company's name from "Contessa Corporation" to "Fullcomm Technologies, Inc.". Of the shares present at the meeting in person or by proxy, 5,775,409 shares were voted in favor of such proposal, no shares were voted against such proposal and no shares abstained from voting.

     A vote was taken on the proposal to adopt the Company's 2000 Stock Plan. Of the shares present at the meeting in person or by proxy, 2,967,150 shares were voted in favor of such proposal, no shares were voted against such proposal, 1,575,000 shares abstained from voting and there were 1,233,259 broker non-votes.

     Finally, a vote was taken on the proposal to ratify the appointment of Goldstein Golub Kessler LLP as the independent accountants of the Company for the fiscal year ending December 31, 2000. Of the shares present at the meeting in person or by proxy, 4,200,409 shares were voted in favor of such proposal, 1,575,000 shares were voted against such proposal and no shares abstained from voting.

ITEM 5.     OTHER INFORMATION.

     On May 22, 2000, Richard T. Case resigned from his position as the Company's Chief Executive Officer. He had served in such capacity since January 2000.

     On May 22, 2000, Howard M. Weinstein was appointed to serve as the Company's new Chief Executive Officer. From 1989 to April 2000, Mr. Weinstein, 36, was employed by GE Industrial Systems, a division of General Electric, where he held multiple roles in control engineering, engineering management, project management and product and strategic marketing. Prior to that, Mr. Weinstein was employed by Newport News Shipbuilding where he worked on instrumentation and controls for nuclear propulsion systems for aircraft carriers and fast attack submarines. Mr. Weinstein graduated from Virginia Tech in 1986 with a BS degree in electrical engineering. On May 22, 2000, Howard M. Weinstein succeeded Mr. Case as the Company's Chief Executive Officer.

     On June 20, 2000, subsequent to the Company's Annual Meeting of Stockholders, the Company's Board of Directors (the "Board") elected Patrick O'Meara to the Board. Mr. O'Meara is the Senior Vice President of Private Client Services of R.K.Grace & Company. He serves both institutional and individual investors, managing public and private equity portfolios. Prior to joining R.K. Grace & Company, from September 1999 to October 1999, Mr. O'Meara was employed by Bear Stearns & Co. in Boston. From June 1997 to June 1999, Mr. O'Meara was employed by Raymond James Financial in their Private Client Services Divisions. Prior to that, from June 1995 to June 1997, Mr. O'Meara was employed by the Archdiocese of Mobile, Alabama. Mr. O'Meara is a member of Legatus, a national Catholic CEO organization. Mr. O'Meara has degrees in Philosophy and Theology from Franciscan University of Steubenville.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits.

            3.1 Certificate of Amendment to the Company's Certificate of Incorporation

            10.1   2000 Stock Plan of the Company.

            27     Financial Data Schedule for the period ended June 30, 2000.

     (b)    Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter for which this report on Form 10-QSB is filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FULLCOMM TECHNOLOGIES, INC.


DATE:  August 7, 2000           By:  /s/ Howard M. Weinstein
                                    ------------------------------
                                    Howard M. Weinstein,
                                    Chief Executive Officer
                                    (Principal Executive Officer)



DATE:  August 7, 2000           By:  /s/ Wayne H. Lee
                                    ------------------------------
                                    Wayne H. Lee

                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)