Form 10QSB
period 2000-09-30
FULLCOMM TECHNOLOGIES INC
filed 2000-11-13
CIK 1072816

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                           Commission File No. 0-25007

                           FULLCOMM TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                        65-0656268
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


110 West Franklin Avenue, Pennington, New Jersey                         08534
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                 (609) 730-9900
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes:  X                        No:
                     -----                         -----


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of November 9, 2000:

             Class                               Number of Shares
             -----                               ----------------

Common Stock, $.0001 par value                       8,583,189

     Transitional Small Business Disclosure Format (check one):

                 Yes:                            No:  X
                     -----                          -----

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                   ------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I  FINANCIAL INFORMATION

   Item 1.   Financial Statements...........................................  1

     CONDENSED CONSOLIDATED BALANCE SHEET
     as of September 30, 2000 (unaudited), and December 31, 1999............  2

     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
     For the Three Months Ended September 30, 2000 and 1999,
     For the Nine Months Ended September 30,  2000,  From  Inception on
     January 15, 1999 through September 30, 1999, and From Inception on
     January 15, 1999 through September 30, 2000 (unaudited)................  3

     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
     EQUITY (DEFICIT) From Inception on January 15, 1999 through
     September 30, 2000 (unaudited).........................................  4

     CONDENSED  CONSOLIDATED STATEMENT OF CASH FLOWS
     For the Nine Months Ended September 30, 2000, From Inception on
     January 15, 1999 through September 30, 1999, and From Inception on
     January 15, 1999 through September 30, 2000 (unaudited)................  5

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS (unaudited).................................................  6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Plan of Operation................................  8

     Liquidity and Capital Resources........................................ 10

     Results of Operations.................................................. 12

PART II   OTHER INFORMATION

   Item 1.   Legal Proceedings.............................................. 14

   Item 2.   Changes in Securities and Use of Proceeds...................... 14

   Item 5.   Other Information.............................................. 15

   Item 6.   Exhibits and Reports on Form 8-K............................... 17

SIGNATURES        .......................................................... 18

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

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                   ------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                                                                           September 30,    December 31,
                                                                               2000             1999
                                                                           (unaudited)
                                ASSETS
                                ------
Cash.................................................................       $    72,374      $    1,439
Furniture and equipment, net of accumulated depreciation.............            12,969          14,594
Other................................................................            10,906           1,917
                                                                            -----------      ----------
    TOTAL ASSETS.....................................................       $    96,249      $   17,950
                                                                            ===========      ==========

                LIABILITIES AND STOCKHOLDERS' DEFICIT
                -------------------------------------

CURRENT LIABILITIES:
Accounts payable.....................................................       $     2,119      $   57,168
Accrued Expenses.....................................................            44,797              --
Loan Payable.........................................................           200,000          25,315
                                                                            -----------      ----------
    Total Current Liabilities........................................           246,916          82,483
                                                                            -----------      ----------


STOCKHOLDERS' DEFICIT:
Preferred stock, 5,000,000 shares, $0.001 par value, authorized;
  no shares issued...................................................                --              --
Common stock, 20,000,000 shares, $0.0001 par value,
  authorized; 8,583,189 and 4,584,250 shares issued
  and outstanding, respectively......................................               859             458
Capital in excess of par.............................................         2,160,869         249,778
Deficit accumulated during the development stage.....................        (1,692,601)       (314,769)
Deferred compensation................................................          (619,794)             --
                                                                            -----------      ----------
  Total Stockholders' Deficit........................................          (150,667)        (64,533)
                                                                            -----------      ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT........................       $    96,249      $   17,950
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

                                                                                   From Inception    From Inception
                                  For the Three    For the Three    For the Nine   on January 15,    on January 15,
                                  Months Ended     Months Ended     Months Ended    1999 through      1999 through
                                  September 30,    September 30,    September 30,   September 30,     September 30,
                                       2000            1999             2000           1999               2000
                                  -------------    -------------    -------------  --------------    --------------
Revenue.......................      $       --      $       --      $        --     $        --       $        --

Operating Expenses:
  General and administrative..         288,213         151,333          786,535         174,610         1,083,320
  Research and development....         486,957          21,924          601,243          42,295           619,243
                                    ----------      ----------      -----------     -----------       -----------
Total Operating Expenses......         775,170         173,257        1,387,778         216,905         1,702,563

Other Income and Expense:
Interest income...............           4,773              24           13,051             562            13,613
Interest expense..............              --              --           (3,105)             --            (3,651)

Net loss......................      $ (770,397)     $ (173,233)     $(1,377,832)    $  (216,343)      $(1,692,601)
                                    ==========      ==========      ===========     ===========       ===========

Basic and diluted net loss
per share.....................      $    (0.09)     $    (0.04)     $     (0.18)    $     (0.05)
                                    ==========      ==========      ===========     ===========

Basic and diluted weighted
average number of shares
outstanding...................       8,463,406       4,529,304        7,531,542       4,497,520
                                    ==========      ==========      ===========     ===========


            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                   ------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       ------------------------------------------------------------------
      FROM INCEPTION ON JANUARY 15, 1999 THROUGH SEPT. 30, 2000 (unaudited)
      ---------------------------------------------------------------------

                                                         Capital in Excess    Accumulated     Deferred
                                       Common Stock        of Par Value         Deficit     Compensation     Total
                                       ------------      -----------------    -----------   ------------   ---------
                                    Shares     Amount
                                    ------     ------
Issuance of common stock.......   4,500,000    $   450     $    59,550       $        --     $      --   $    60,000

Issuance of common stock for
cash...........................     517,124         52       1,090,184                --            --     1,090,236

Issuance of common stock in
reverse merger.................   3,000,000        300            (300)               --            --            --

Issuance of common stock for
consulting services............     350,000         35         874,965                --      (619,794)      255,206

Issuance of common stock for
stockholder's loan.............       5,000          1          26,491                --            --        26,492

Issuance of common stock for
Placement and Merger Fees......     118,433         12             (12)               --            --            --

Issuance of common stock for
Services.......................      92,632          9         109,991                --            --       110,000

Net loss.......................          --         --              --        (1,692,601)           --    (1,692,601)
                                  ---------    -------     -----------       -----------     ---------   -----------

Balance at September 30, 2000..   8,583,189    $   859     $ 2,160,869       $(1,692,601)    $(619,794)  $  (150,667)
                                  =========    =======     ===========       ===========     =========   ===========

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

                                                    For the Nine        From Inception         From Inception
                                                    Months Ended      on January 15, 1999    on January 15, 1999
                                                    September 30,           through                through
                                                        2000          September 30, 1999     September 30, 2000
                                                    -------------     -------------------    -------------------
Cash flows used in operating activities:
Net loss........................................     $ (1,377,832)      $   (216,343)         $ (1,692,601)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Deferred compensation...........................          255,206                 --               255,206
Stock Issued for Services.......................          110,000                 --               110,000
Depreciation....................................            1,625                134                 1,703
Increase (decrease) in operating assets:
Other...........................................           (8,989)            (1,423)              (10,906)
Increase in operating liabilities:
Accounts payable................................          (55,049)                --                 2,119
Accrued expenses................................           44,797                 --                44,797
                                                     ------------       ------------          ------------
Net cash used in operating activities...........       (1,030,242)          (217,632)           (1,289,682)
                                                     ------------       ------------          ------------

Cash flows from investing activity:

Purchase of furniture and equipment.............               --             (1,961)              (14,672)
                                                     ------------       ------------          ------------

Cash flows provided by financing activity:

Proceeds from issuance of common stock..........          900,000            250,236             1,150,236
Proceeds from notes payable.....................          500,000                 --               500,000
Repayment of notes payable......................         (300,000)                --              (300,000)
Proceeds from loan from shareholder.............            1,177                 --                26,492
                                                     ------------       ------------          ------------
Cash flows provided by financing activities:....        1,101,177            250,236             1,376,728
                                                     ------------       ------------          ------------

Net increase in cash............................           70,935             30,643                72,374

Cash at beginning of period.....................            1,439                 --                    --
                                                     ------------       ------------          ------------

Cash at end of period...........................     $     72,374       $     30,643          $     72,374
                                                     ============       ============          ============


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

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2000, the results of its operations for the three months ended September 30, 2000 and 1999, the results of its operations and cash flows for the nine months ended September 30, 2000 and for the period from inception on January 15, 1999 through September 30, 1999 and its operations and cash flows for the period from inception on January 15, 1999 through September 30, 2000.

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

NOTE 2 - LOSS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from January 15, 1999 through September 30, 1999, there were no dilutive securities outstanding. During the three months and nine months ending September 30, 2000, shares to be issued upon the exercise of options and warrants are not included in the computation of loss per share as their effect is anti-dilutive.

NOTE 3 - SIGNIFICANT EVENTS

     On August 4, 2000, the Company executed a $200,000 promissory note in favor of Viking Investment Group II, Inc., a Delaware corporation ("Viking ") in exchange for a loan in the amount of $200,000 (the "Principal Amount") from Viking to the Company. The Note provided that interest on the Principal Amount accrues at the rate of 10.5% per annum. The Principal Amount and all accrued interest were payable upon the earlier of (i) August 3, 2001 or (ii) the consummation of an equity or debt financing by the Company in an amount equal to or greater than $200,000. This loan was repaid on August 16, 2000.

     On August 16, 2000, the Company executed a $200,000 promissory note (the "Note") in favor of Jenadosa Holdings, a British VI Corporation ("Jenadosa") in exchange for a loan in the amount of $200,000 (the "Principal Amount") from Jenadosa to the Company. The Note provides that interest on the Principal Amount shall accrue at the rate of 10.5% per annum. The Principal Amount and all accrued interest are payable upon the earlier of (i) August 3, 2001 or (ii) the consummation of an equity or debt financing by the Company in an amount equal to or greater than $200,000.

     On September 29, 2000, the Company issued 92,632 shares of restricted common stock of the Company as payment for certain amounts due by the Company to Intrinsix Corporation totaling $110,000. The amount of shares was calculated by the closing price on the day of issuance with a $.25 per share discount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

OVERVIEW

     History and Organization

     Fullcomm Technologies, Inc. (the "Company") was formed on March 7, 1996 under the name "United Health Management, Inc." to operate as a managed health care provider. On September 16, 1997, the board of the Company changed the business of the Company to that of a holding company and subsequently changed the name of the Company to "Contessa Corporation". Thereafter, on June 20, 2000, pursuant to the Merger (as described below) the Company changed its name to "Fullcomm Technologies, Inc." During September 1997, the Company acquired all of the issued and outstanding shares of capital stock of Gastronnomia Bocca Di Rosa, Inc. ("GBDR"), a Florida corporation, in order to make GBDR the basis of its restaurant operations. After the development of the Company's restaurant business proceeded behind schedule, the Company decided to abandon its restaurant development efforts. Thereafter, on February 23, 2000, after several contingencies and conditions were satisfied, the Company disposed of its interest in GBDR and redeemed its shares of common stock which were issued as consideration for GBDR.

     On January 28, 2000, the Company entered into an Agreement and Plan of Merger that was amended and restated by an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among Fullcomm, Inc., a New Jersey corporation and the successor entity to Fullcomm, L.L.C., a New Jersey limited liability company ("Old Fullcomm"), Fullcomm Acquisition Corp. ("Fullcomm"), a Delaware corporation and wholly-owned subsidiary of the Company, the principal stockholders of the Company and Old Fullcomm (the "Merger"). Pursuant to the Merger Agreement, Old Fullcomm was merged with and into Fullcomm with Fullcomm continuing as the surviving entity under the name "Fullcomm, Inc." and remaining a wholly-owned subsidiary of the Company. The Merger was completed on March 1, 2000.

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

     The Company has completed a detailed schematic of its hardware device and is in the final stages of completing its prototype. The delivery date of the completed prototype is expected in the fourth quarter. The device, in conjunction with proprietary server-side software, client-side software and authentication party software is expected to achieve data protection while in transit and data protection from duplication at the consumers' personal computer. The device will have two distinct modes of operational security. The first mode will feature security in which copyright protection is the major concern. In this mode, a user would be able to view data, but would be barred from duplicating such data. The second mode supports information sharing over public and private networks and allows authorized users to access and manipulate data files which have been decrypted at the hardware device.

     On May 30, 2000, the Company entered into an agreement with Intrinsix Corporation ("Intrinsix"), a Westboro, Massachusetts-based design center with a branch office located in Hazlet, New Jersey. Pursuant to the agreement, Intrinsix will develop a proof-of-concept prototype, expected to be delivered in the fourth quarter of 2000. The Company intends to commence Beta-testing of the proof-of-concept prototype upon delivery by Intrinsix. The Company estimates that Beta testing will take four to six months. The Company expects that work will begin on the end product concurrently with the Beta-testing. On September 29, 2000, the Company renegotiated its contract with Intrinsix for a fixed price and the issuance to Intrinsix of 92,632 shares of restricted common stock of the Company totaling $110,000.

     The Company is currently looking for beta test sites that will verify the proof-of-concept prototype in a practical applications environment. The size, location, and industry of the beta sites have yet to be determined by the Company. The Company, in conjunction with Bradmark, Inc., intends to identify potential beta sites and enter into an agreement for one or more beta sites before the end of the fourth quarter of this year.

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

     The Company anticipates revenues to be generated from licensed technology products, transaction fees and information services delivered over the Internet, private Intranets or other networks. The Company expects that its online security system will be used to facilitate the distribution of information over the Internet, including music, movies and television programming, books, newspapers and periodicals, software, voice communication, legal and medical records, and other areas of e-commerce, including financial transactions. The Company also expects that its technology will be used to secure wireless voice and data transmission.

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

     Employees

     The Company currently has four employees. In the near future, the Company anticipates the hiring of clerical, sales and marketing, and technical staff.

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

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     The Company's cash balance was $72,374 and working capitaldeficit was $(174,542) at September 30, 2000.

     As of September 30, 2000, the Company had a tax loss carry-forward of $(1,692,601) to off-set future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forward, if at all, in future fiscal years.

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

     On August 4, 2000, the Company executed a $200,000 promissory note in favor of Viking Investment Group II, Inc., a Delaware corporation ("Viking ") in exchange for a loan in the amount of $200,000 (the "Principal Amount") from Viking to the Company. The Note provided that interest on the Principal Amount accrue at the rate of 10.5% per annum. The Principal Amount and all accrued interest were payable upon the earlier of (i) August 3, 2001 or (ii) the consummation of an equity or debt financing by the Company in an amount equal to or greater than $200,000. This loan was repaid on August 16, 2000.

     On August 16, 2000, the Company executed a $200,000 promissory note (the "Note") in favor of Jenadosa Holdings, a British VI Corporation ("Jenadosa") in exchange for a loan in the amount of $200,000 (the "Principal Amount") from Jenadosa to the Company. The Note provides that interest on the Principal Amount shall accrue at the rate of 10.5% per annum. The Principal Amount and all accrued interest are payable upon the earlier of (i) August 3, 2001 or (ii) the consummation of an equity or debt financing by the Company in an amount equal to or greater than $200,000.

     The Company anticipates that it will be able to fund operations through the middle of the Fourth Quarter. However, in order to fund its research and development and commercialization efforts, including hiring of additional employees, it will be necessary for the Company to seek to raise additional capital through the issuance of securities of the Company during the fourth quarter of 2000. The Company currently does not have any formal agreement or understanding with any third party regarding any such offering of securities, and there can be no assurance that any such offering will, in fact, occur or be consummated. It is likely that the current stockholders will experience significant and immediate dilution in their current ownership due to the issuance of such securities. Additional financing will be required thereafter which may, if and when consummated by the Company, cause further dilution of ownership.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

     The Company is a development stage company and revenues for the each of the quarters ended September 30, 2000 and September 30, 1999 was zero. Operating expenses consist of general and administrative expenses and research and development expenses. Operating expenses during the nine months ended September 30, 2000 and the period from inception on January 15, 1999 through September 30, 1999 were $1,387,778 and $216,905, respectively, an increase of $1,170,873, or
540%.

     General and administrative expenses consist primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses during the nine months ended September 30, 2000 and the period from inception on January 15, 1999 through September 30, 1999 were $786,535 and $174,610, respectively, an increase of $611,925, or 350%. The increase in general and administrative expenses, resulted primarily from a significant increase in operating activities.

     Research and development expenses consist of professional salaries and benefits and allocated overhead charged to research and development projects. Research and development expenses during the nine months ended September 30, 2000 and the period from inception on January 15, 1999 through September 30, 1999 were $601,243 and $42,295, respectively, an increase of $558,948, or 1,322%. The increase in research and development expenses resulted primarily from a significant increase in operating activities.

Period From Inception on January 15, 1999 through September 30, 2000
--------------------------------------------------------------------

     The Company is a development stage company. From inception through September 30, 2000, the Company had no revenues.

     The Company has incurred losses each year since inception and has an accumulated deficit of $1,692,601 at September 30, 2000. The Company expects to continue to incur losses over, approximately, the next two to three years from expenditures on research, product development, marketing and administrative activities.

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

                           PART II. OTHER INFORMATION.
                           ---------------------------

ITEM 1.     LEGAL PROCEEDINGS.

     On August 23, 2000, Richard Case, the former Chief Executive Officer of the Company, notified the Company with respect to his claim for certain payments relating to his employment/consulting agreement with the Company. On August 25, 2000, the Company received a letter of representation from Mr. Case's counsel in connection with Mr. Case's claims. The Company disputes the position taken by Mr. Case and is currently negotiating with Mr. Case to resolve such dispute. While Mr. Case has not instituted a legal proceeding with respect to such dispute, Mr. Case, through his counsel, has threatened to submit such dispute to arbitration. In the event a legal proceeding with respect to such dispute is initiated, the Company intends to vigorously defend such proceeding.

     On October 31, 2000, the Company filed a police report relating to Howard Weinstein, the former Chief Executive Officer of the Company, for theft of a computer, cell phone and three hundred dollars in petty cash. In addition, on November 1, 2000, the Company filed a complaint in the Superior court of New Jersey, Chancery Division, Mercer County, naming Mr. Weinstein as a defendant. The complaint alleges, among other things, that the defendant breached his employment obligations to the Company and seeks injunctive relief with respect to the return of Company property. Subsequent to the filing of the complaint, on November 7, 2000, Mr. Weinstein returned the computer and three hundred dollars in petty cash.

     There is no other material litigation pending to which the Company is a party or by which any of its property is subject.

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

     On September 29, 2000, the Company issued 92,632 shares of restricted common stock of the Company as payment for certain amounts due by the Company to Intrinsix Corporation totaling $110,000. The amount of shares was calculated by the closing price on the day of issuance with a $.25 per share discount.

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

ITEM 5.     OTHER INFORMATION.

     On August 4, 2000, the Company executed a $200,000 promissory note in favor of Viking Investment Group II, Inc., a Delaware corporation ("Viking ") in exchange for a loan in the amount of $200,000 (the "Principal Amount") from Viking to the Company. The Note provided that interest on the Principal Amount accrue at the rate of 10.5% per annum. The Principal Amount and all accrued interest were payable upon the earlier of (i) August 3, 2001 or (ii) the consummation of an equity or debt financing by the Company in an amount equal to or greater than $200,000. This loan was repaid on August 16, 2000.

     On August 16, 2000, the Company executed a $200,000 promissory note (the "Note") in favor of Jenadosa Holdings, a British VI Corporation ("Jenadosa") in exchange for a loan in the amount of $200,000 (the "Principal Amount") from Jenadosa to the Company. The Note provides that interest on the Principal Amount shall accrue at the rate of 10.5% per annum. The Principal Amount and all accrued interest are payable upon the earlier of (i) August 3, 2001 or (ii) the consummation of an equity or debt financing by the Company in an amount equal to or greater than $200,000.

     On September 14, 2000, Richard Case resigned as a member of the Board of Directors (the "Board") of the Company. The resignation of Mr. Case did not involve any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Mr. Case served as the Company's Chief Executive Officer from January 2000 until May 2000, and had served as a member of the Board since June 20, 2000. The resignation of Mr. Case reduced the Company's Board to five members.

     On September 29, 2000, the Company issued 92,632 shares of restricted common stock of the Company as payment for certain amounts due by the Company to Intrinsix Corporation totaling $110,000. The amount of shares was calculated by the closing price on the day of issuance with a $.25 per share discount.

     On October 31, 2000, Howard M. Weinstein resigned as the Chairman of the Board, Chief Executive Officer and as a member of the Board of Directors (the "Board") of the Company. Mr. Weinstein's resignation did not involve any
disagreement   with  the  Company  on
any matter relating to the Company's operations, policies or practices and did not request any matter to be disclosed. Mr. Weinstein served as the Company's Chief Executive Officer from May 22, 2000 through October 31, 2000, and had served as a member of the Board since June 20, 2000. Mr. Weinstein's resignation from the Board reduces the Board to four members. As a result, there are currently two vacancies on the Board.

     As set forth in his letter of resignation dated October 31, 2000, Mr. Weinstein claimed that his resignation was based upon his assertion that the Company is currently in breach of, and would not be able to satisfy its future obligations to him under, certain provisions of his employment agreement with the Company, including payment of salary and bonuses. The Company believes that it is not currently in breach of its obligations to Mr. Weinstein under Mr. Weinstein's employment agreement.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

          10.1 Promissory Note dated August 4, 2000 by and between the Company and Viking Investment Group II, Inc.

          10.2 Promissory Note dated August 16, 2000 by and between the Company and Jenadosa Holdings.

          27    Financial Data Schedule for the period ended September 30, 2000.

    (b)   Reports on Form 8-K.

          On September 1, 2000, the Company filed a report on Form 8-K relating to the Company's change of independent accountants on April 19, 2000 from Thomas P. Monahan to Goldstein Golub Kessler LLP.

          On September 14, 2000, the Company filed a report on Form 8-K relating to the resignation of Richard Case as a member of the Board of Directors of the Company.

          On November 7, 2000, the Company filed a report on Form 8-K relating to the resignation of Howard Weinstein as Chief Executive Officer and Chairman of the Board of the Company.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FULLCOMM TECHNOLOGIES, INC.


DATE: November 13, 2000         By: /s/ Brendan G. Elliott
                                   ---------------------------------------------
                                    Brendan G. Elliott,
                                    President
                                    (Principal Executive Officer)



DATE: November 13, 2000         By: /s/ Wayne H. Lee
                                   ---------------------------------------------
                                    Wayne H. Lee
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)