Form 10KSB
period 2000-12-31
FULLCOMM TECHNOLOGIES INC
filed 2001-05-21
CIK 1072816

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2000

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                        Commission file number [0-25007]

                          FULLCOMM TECHNOLOGIES, INC.*

                   (Exact name of small business Registrant as
                            specified in its charter)

                  Delaware                                   65-0656268
        (State or other jurisdiction                       (IRS Employer
      of incorporation or organization                  Identification No.)

110 West Franklin Avenue, Pennington, New Jersey**             08534
  (Address of principal executive offices)                   (Zip Code)

----------
      * On June 20, 2000, the Registrant changed its name from "Contessa Corporation" to "Fullcomm Technologies, Inc." See further explanation below.

      ** On April 19, 2000, the Registrant relocated its principal executive office from 2700 West Cypress Creek Road, Suite C103, Ft. Lauderdale, Florida 33009 to 11 Chambers Street, Princeton, New Jersey 08542, and its telephone number from (954) 973-7779 to (609) 252-0657. On June 12, 2000, the Registrant
relocated its principal executive office to 110 West Franklin Avenue, Pennington, New Jersey 08534, and changed its telephone number to (609) 730-9900.

Registrant's telephone number: (609) 730-9900

Securities registered under Section 12(b) of the Exchange Act: None

Name of each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.0001 per
                                                               share

      Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

      Check disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State Registrant's revenues for its most recent fiscal year. $ -0-

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

      As of March 1, 2001, there were 8,583,189 shares of our common stock, par value $.0001, issued and outstanding, with 20,000,000 authorized. Of these 4,083,189 shares are held by non-affiliates of the Registrant. The Registrant's common stock has never traded on any public market and has never received any bids and therefore the Registrant is unable to estimate the market value of securities held by non-affiliates. As of March 1, 2001, there are 5,000,000 shares of preferred stock, par value $0.001, authorized. There are no issued or outstanding shares of preferred stock.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE; however, certain exhibits hereto are incorporated by reference to the Form 10-SB and Amendment No. 1 previously filed by the Registrant with the Commission.

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page
                                                                            ----

PART I

      1. Description of Business.............................................1-7

      2. Description of Property...............................................8

      3. Legal Proceedings.....................................................9

PART II

      4. Submission of Matters to a Vote of Security Holders...................9

      5. Market for Common Equity and Related Stockholder Matters;
         Change in Control.....................................................9

      6. Management's Discussion and Analysis or Plan of Operations...........10

      7. Financial Statements.................................................12

      8. Changes in and Disagreements With Accountants on Accounting and
         Financial  Disclosure................................................12

PART III

      9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................13

     10. Executive Compensation...............................................14

     11. Security Ownership of Certain Beneficial Owners and Management.......15

     12. Certain Relationships and Related Transactions.......................15

     13. Exhibits and Reports on Form 8-K.....................................15

                         PART I DESCRIPTION OF BUSINESS

                        ITEM 1. DESCRIPTION OF BUSINESS.

      (a) Business Development.

            History

      Fullcomm Technologies, Inc. (hereinafter referred to as the "Company" and/or the "Registrant"), a Delaware corporation, was initially formed on March 7, 1996, under the name United Health Management, Inc.," to operate as a managed health care provider. On March 26, 1996, the Company's certificate of incorporation was amended to change its name to "United Health Partners, Inc." On September 16, 1997, the Board of Directors of the Company changed the business of the Company to that of a holding company, and subsequently changed its name to Contessa Corporation in September of 1997.

      In September of 1997, the Company acquired all of the issued and outstanding shares of Gastronnomia Bocca Di Rossa, Inc. ("GBDR"), a Florida corporation formed on June 12, 1997, to develop and operate a restaurant, in exchange for 562,500 shares of the Company's common stock, $.0001 par value (the "GBDR Acquisition"). As a result, GBDR became the wholly-owned subsidiary of the Company. Prior to the GBDR Acquisition, GBDR was a wholly-owned subsidiary of Giuditta Investments, Inc., an affiliate of Mr. Pietro Bortolatti.

      During the period covered by this report, on February 23, 2000, the Company disposed of its interest in GBDR with the consummation of a Stock Purchase Agreement with Mr. Bortolatti, pursuant to which he received the assets and assumed the liabilities related to GBDR and returned to the Company the 562,500 shares of common stock used to purchase GBDR. The Company also signed an Agreement and Plan of Merger to acquire Fullcomm, Inc., a New Jersey corporation ("Old Fullcomm"), and consummated the acquisition of Old Fullcomm pursuant to a merger which became effective on March 1, 2000. On June 20, 2000, the Company's certificate of incorporation amended to change its name from "Contessa Corporation" to "Fullcomm Technologies, Inc."

      On January 15, 1999, Fullcomm, L.L.C., had been formed to develop and commercially exploit proprietary encryption security technologies. On May 18, 1999, Fullcomm, L.L.C. (the "Disappearing Entity") merged with Fullcomm of New Jersey, Inc. (the "Surviving Corporation") with the name of the Surviving Corporation becoming Fullcomm, Inc. ("Old Fullcomm"). Following this merger, the business of Old Fullcomm continued to be the development of proprietary encryption technologies with a goal of researching and developing the technology, identifying commercial applications for the technology, filing patents to secure intellectual property rights, and introducing this technology to the identified markets. Beginning in the second quarter and continuing into the third quarter of 1999, funding was sought through a private placement of Old Fullcomm's unregistered shares to accredited investors. This placement closed and funds were received by Old Fullcomm on August 29, 1999 (the "First Private Placement"). Funds from this round of financing were used by Old Fullcomm to pay operating expenses and continue research and development activities. During the first quarter of 2000, another private placement (the "Second Private Placement") was authorized by Old Fullcomm to raise additional funds. The proceeds from the Second Private Placement were used to pay operating and research and development costs; to expand research and development activities; and to attract and retain professional management. The Second Private Placement closed and funds were received by Old Fullcomm on March 28, 2000. During the time of the Second Private Placement, Old Fullcomm and Contessa Corporation began the process of merging these two entities. An addendum to the Second Private Placement was issued notifying offerees of the merger negotiations and merger process underway.

      Fullcomm Acquisition Corporation was formed as a wholly-owned subsidiary of Contessa Corporation with the express intent of merging with Old Fullcomm, with the surviving entity being Fullcomm, Inc., and remaining a wholly-owned subsidiary of Contessa Corporation. In exchange for all the assets and liabilities of Old Fullcomm, the shareholders of Old Fullcomm were given an aggregate of 4,601,100 shares of Contessa Corporation and the Contessa shareholders at the time were awarded an aggregate 3,000,000 shares. On March 1, 2000, the merger between Contessa Corporation and Old Fullcomm became effective.

      (b) Business of the Registrant.

      The Company is a holding company, the principal assets of which were formerly the capital stock of GBDR, and which are now the capital stock of Fullcomm. At the time of its acquisition, GBDR was to be the basis for the Company's restaurant operations. Development of the restaurant operations proceeded behind schedule and the Company incurred greater costs than it had anticipated. As a result, the Company abandoned the restaurant development effort. The Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") under which Mr. Bortolatti would receive back the shares of GBDR formerly held by his affiliate, Giuditta Investments, Inc., and, in exchange therefor, would surrender the shares of the Company that he received in the GBDR Acquisition. The consummation of the Stock Purchase Agreement was subject to several contingencies which have now have been satisfied. The sale of the GBDR shares was consummated on February 23, 2000, and, as a result, GBDR is no longer a subsidiary of the Company. The GBDR disposition was reported in an 8-K filed on March 9, 2000.

      (c) Entrance Into Field of Computer Encryption Technology: Acquisition of Old Fullcomm.

      On January 28, 2000, the Company entered into an Agreement and Plan of Merger among Old Fullcomm, Fullcomm Acquisition Corp. ("Acquisition"), a wholly-owned subsidiary of Contessa, and the principal shareholders of Contessa and Old Fullcomm. An Amended and Restated Agreement and Plan of Merger dated as of January 28, 2000, was executed (the "Merger Agreement"). Under the terms of the Merger Agreement, Old Fullcomm was merged with and into Acquisition, which is the remaining Delaware corporation (the "Merger"). Acquisition will continue to be a wholly-owned subsidiary under the name of "Fullcomm, Inc.," and the former shareholders of Old Fullcomm, the acquired New Jersey corporation, received shares in Contessa, the public parent company. The respective shareholders of Contessa and Old Fullcomm under the Merger Agreement received the following merger consideration: (i) the 4,601,100 shares of Old Fullcomm issued and outstanding prior to the Merger were cancelled, and a like number of Contessa shares were issued to the former Old Fullcomm shareholders on a "one for one" basis, and (ii) a stock dividend of 695,944 shares was declared and issued with respect to the 2,304,006 shares of Contessa common stock issued and outstanding prior to the Merger, thereby resulting in a total of 3,000,000 shares held by the prior shareholders of Contessa. Taking only these two issuances into account, the former shareholders of Old Fullcomm held 4,601,100 shares out of a total of 7,601,100, or 60.5% of the issued and outstanding shares and the former shareholders of Contessa held 3,000,000 shares of the 7,601,100, or 39.5% of the issued and outstanding shares. As noted herein, a number of shares were issued or are issuable to non-shareholders pursuant to various agreements entered into in conjunction with the Merger.

      The transaction was reviewed and approved by Acquisition's Board of Directors and submitted to Contessa Corporation, its sole stockholder, for its approval, which was given by stockholder consent under the Delaware General Corporation Law. The Merger was also approved by Old Fullcomm via unanimous shareholder consent under the provisions of the New Jersey Business Corporation Law. The Merger was effectuated by the filing of Certificates of Merger with the Delaware and New Jersey Secretaries of State, and became effective on March 1, 2000. The Merger Agreement has been filed as Exhibit 2 hereto.

      As the Merger was given unanimous approval by all shareholders entitled to vote on the Merger, there were no dissenting shareholders and, therefore, no dissenting shareholder rights accrued under the statutes relevant to corporations in Delaware or New Jersey. All shares issued to former shareholders of Old Fullcomm are issued under the exemptions from registration afforded by Rule 506 of Regulation D, and/or the "private placement" exemption under Section 4(2) of the Securities Act, and the dividend shares issued to Contessa shareholders are exempt from registration by reason of the statutory exemption found in Section 3(a)(9) of the Securities Act.

      (d) The Business of Fullcomm.

            (i) Products, Services, and Market Potential

      Fullcomm Technologies, Inc., is a development stage company that is engaged in the research, production, and development of proprietary hardware and software encryption components for digital data transfer, specializing in digital media and data security on the Internet. With the advent of the Internet as a business and entertainment tool, it is important that consumers and content providers are confident in the ability of the information highway infrastructure to protect their rights. For content providers, those who would sell music or any other copyrighted material on the Internet, it is crucial that copyright infringement be prevented. For consumers, private individuals who wish to download content from websites, check bank statements, or engage in two-way communication via the Internet, privacy is the key issue -- consumers are highly unlikely to engage in transactions over a medium that is perceived as unsafe. Fullcomm's goal is to make this medium, the Internet, and the information transferred back and forth, safer for all parties involved in such transactions.

      The Company's mission is to be a leading manufacturer and integrator of hardware and software security solutions for a broad spectrum of network and Internet consumer and business applications.

      Fullcomm's patent pending TALOS(TM) security system addresses the problems faced by all E-commerce and data network systems through a proprietary three-fold system: client-side security hardware, server-side security software, and party authentication software. These three components have been uniquely designed to secure transmission of any and all digital data via the Internet. The first component of the system is a PC-compatible hardware device. The device achieves two goals:

      o     Protects data while in transit; and
      o     Protects data from duplication at the consumer's PC.

The TALOS(TM) hardware device satisfies security conditions for any distribution platform that requires an ultra-secure means of digital dissemination over the Internet or any network. The architecture in the TALOS(TM) device improves the security of the exchange by protecting the data at all of the vulnerable points in its hardware, rather than relying on software protection.

      For those who wish to download content from websites or engage in two-way communication via the Internet, privacy is also a key issue. Fullcomm's technology aims to meet these needs with its three-fold package: client-side security hardware, server-side security software, and party authentication software. These three cooperate in a fashion that facilitates the secure transmission of any and all digital data via the Internet or over VPNs ("Virtual Private Networks"). By focusing on the described near-term applications, Fullcomm believes it can enter the market with relatively modest development costs.

      Digital rights management ("DRM") platforms serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system. DRM technologies manage rights and interests in digital information. Fullcomm provides consulting, applied research, and product development services related to commercial security and encryption solutions. These solutions enable the secure exchange of information among a wide array of information systems and provide a framework for a broad range of transactions. Fullcomm intends to earn revenue from licensed technology products, transaction fees, and information services delivered over the Internet, private Intranets, or other networks to third parties involved in all phases of E-commerce.

      Fullcomm's technology is strategically positioned to reap the benefits of the anticipated exponential growth of online transactions. The size of the markets for the following applications are expected to range from $2.5 billion to more than $20 billion in the next few years:

      o E-commerce - greater security for online financial transactions and business information;
      o     Audio - distribution of music over the Internet;
      o Video - distribution of movies and television programming for sale or rental online;
      o Internet Publishing - distribution of books, newspapers, and periodicals online;
      o Software Distribution - enhanced security for the sale or rental of software online;

      o Voice over Internet Protocol Telephony - enhanced security for voice communication over the Internet; and
      o Wireless Data - secure transmission of information for the rapidly expanding wireless data market.

      Fullcomm's product research, development efforts, and implementation consist of essentially five identifiable steps:

      o     design;
      o     prototyping;
      o     testing;
      o     certification; and
      o     manufacturing.

      Fullcomm currently is close to completing the design and is in the working prototype stage, which is presently undergoing alpha testing, and anticipates it will soon be engaging in beta testing of this initial product. The other two key elements of Fullcomm's encryption package, server-side security software and user-side security hardware, are still in development and currently in the design stage.

      (e) Changes in Securities and Estimated Uses of Proceeds

      On March 28, 2000, the Company consummated a private placement of its common stock ("Common Stock") with twelve investors pursuant to which such investors purchased an aggregate of 416,000 restricted shares of the Company's Common Stock, $0.0001 par value, at a price per share of $2.50, for an aggregate purchase price of $1,040,000. The Company paid placement fees totaling $140,000 and received net proceeds from the placement of $900,000. In connection with such private placement, the Company became obligated to compensate R.K. Grace & Company, as its placement agent ("RK Grace"), and Grace Securities, Inc. as its consultant ("Grace"). On April 28, 2000, RK Grace and Grace agreed to reduce certain aspects of their respective fees relating to such private placement and Merger. On July 21, 2000, the Company issued (i) to RK Grace and its designees an aggregate of 41,600 Common Stock purchase warrants at an exercise price of $2.75 per share and to RK Grace an aggregate of 118,433 restricted shares of its Common Stock, and (ii) to Grace an aggregate of 58,333 Common Stock purchase warrants at an exercise price of $2.75 per share.

      On September 29, 2000, the Company issued 92,632 shares of restricted Common Stock of the Company to Intrinsix Corporation ("Intrinsix"), as payment for certain amounts due by the Company to Intrinsix totalling $110,000. The amount of shares was calculated by the closing price on the day of issuance with a $0.25 per share discount.

      No underwriter was employed by the Company in connection with the issuance of the securities described above. The Company believes that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act, as transactions not involving a public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Act as a transaction made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company.

      The Company anticipates that it will not be able to meet operating expenses for any extended period of time. The Company will need additional capital and it will seek such financing, either through a public offering, a private placement, or by allying itself with a strategic partner who is able to provide development capital. No assurance can be made, given that the Company's present state of product development, that such financing will be available or forthcoming, or that it will be available on terms which are commercially reasonable or advantageous.

      (c) Strategic Marketing Alliances.

      The ultimate commercial success of any new technology depends not only upon that technology's technical capabilities but also on a successful marketing and product implementation campaign which will provide the necessary level of market penetration and product acceptance. Fullcomm has entered into Consulting Agreements with C. Bradley Tashenberg and Gregory Creekmoore who are principals in Bradmark Technologies Inc., a firm with an existing institutional client base of approximately 10,000 customers. Under the terms of their agreements, Messrs. Tashenberg and Creekmoore have agreed to make themselves available from time to time over the next two years for consultation, marketing, and technical advice. Although Messrs. Tashenberg and Creekmoore will receive no direct cash payments, they have been awarded equity positions in the Company of 175,000 shares each, which shares may not be sold until the passage of at least 3 years.

      (d) Management's Discussion and Analysis of Financial Condition and Plan of Operation.

      History and Organization

      As explained earlier in this filing, the Company was originally formed to engage in managed health care. When that business failed to realize expectations, the Company changed directions, became a holding company, and subsequently acquired certain restaurant operations (GBDR). When the development of this business fell behind schedule, the Company decided to abandon its restaurant operations. Thereafter, on February 23, 2000, after several contingencies and conditions were satisfied, the Company disposed of its interest in GBDR and redeemed its shares of common stock which had been issued as consideration for GBDR.

      On January 28, 2000, the Company entered into an Agreement and Plan of Merger that was amended and restated by an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among Fullcomm, Inc., a New Jersey corporation and the successor entity to Fullcomm, L.L.C., a New Jersey limited liability company ("Old Fullcomm"), Fullcomm Acquisition Corp. ("Fullcomm"), a Delaware corporation and wholly-owned subsidiary of the Company, the principal stockholders of the Company, and Old Fullcomm (the "Merger"). Pursuant to the Merger Agreement, Old Fullcomm was merged with and into Fullcomm with Fullcomm's continuing as the surviving entity under the name "Fullcomm, Inc.," and remaining a wholly-owned subsidiary of the Company. The Merger was completed on March 1, 2000.

      Business of the Company

      The business of the Company is currently operated through Fullcomm. The primary business of the Company is to commercially exploit technology developed in connection with the secure transmission of digital media and other data on the Internet. The Company's technology combines client-side security hardware, server-side security software and party authentication software in order to facilitate the secure transmission of any and all digital data via the Internet.

      The Company is a development stage enterprise. The Company has devoted the majority of its efforts to research and development, prototype development, production scheduling, sourcing inventory, and its marketing program, acquiring additional equipment, hiring management talent, and making provision for inventory and working capital. These activities have been funded by the Company's management and through private placements of its Common Stock. The Company has not yet generated any revenues to fund its ongoing operating expenses, repay outstanding indebtedness, or entirely fund its product research and development activities. There can be no assurance that development of the Company's products will be completed and fully tested in a timely manner and within management's present budget constraints. In addition, there can be no assurance that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans effectively. The Company believes that further investments in its technology and marketing research will reduce the cost of development, preparation, and processing of purchases, and by enabling the Company to compete successfully in the electronic marketplace.

      The Company has completed a detailed schematic of its hardware device and is in the final stages of completing its prototype. The delivery date of the completed prototype is expected in 2001. The device, utilized in conjunction with its proprietary server-side software, client-side security hardware, and party authentication software is expected to achieve data protection while in transit and to protect data from duplication at the consumers' personal computer. The device will have two distinct modes of operational security. The first mode will feature security in which copyright protection of the intellectual property is the major concern. In this mode, a viewer would be able to view data, but would be barred from duplicating such data. The second mode supports information sharing over public and private networks and allows authorized users to access and manipulate files which have been decrypted at the hardware device.

      On May 30, 2000, the Company entered into an agreement with Intrinsix, a Westboro, Massachusetts-based design center with a branch office located in Hazlet, New Jersey. Pursuant to this agreement, Intrinsix will develop a proof-of-concept prototype, expected to be delivered in 2001. The Company intends to commence beta-testing of the proof-of-concept prototype upon delivery by Intrinsix. The Company estimates that beta-testing will take four to six months. The Company expects that work will begin on the end-product concurrently with the beta-testing phase. On September 29, 2000, the Company renegotiated its contract with Intrinsix for a fixed price and the issuance to Intrinsix of 92,632 shares of restricted Common Stock of the Company, totalling a value of $100,000.

      The Company is currently looking for beta-test sites that will verify the proof-of-concept prototype in a practical-applications environment. The size, location, and industry of the beta sites have yet to be determined by the Company. The Company, in conjunction with Bradmark, Inc., intends to identify potential beta sites and enter into an agreement for one or more beta sites before the end of the fourth quarter of 2001.

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

      The Company anticipates revenues to be generated from licensed technology products, transaction fees, and information services delivered over the Internet, private Intranets, or other networks. The Company expects that its online security system will be used to facilitate the distribution of information over the Internet, including, but not limited to, music, movies, and television programming, books, newspapers and periodicals, software, voice communication, legal and medical records, and other areas of e-commerce, including financial transactions. The Company also expects that its technology will be used to secure wireless voice and data transmissions.

      The Company expects to license its technology to future business partners in order to build digital commerce services and applications. The Company also intends to leverage such business partners' activities as they bring in their business partners and customers. While the Company expects to receive initial business license fees from such business partners, the Company believes that its revenues will eventually be derived primarily from transaction fees resulting from such partners' and their customers' commercial deployment of the Company's applications and services.

      Employees

      The Company currently has four employees. In the near future, the Company anticipates the hiring of clerical, sales and marketing, and technical staff.

      Safe Harbor Statement

      Certain statements included in this Form 10-KSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continued development of the Company's technology, the anticipated longer term growth of the Company's business, and the timing of the projects and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the"Exchange Act"). Such forward-looking terminology (described below) expressed from time to time in the Company's filings does not necessarily predict actual events which will take place in the future and can differ materially from those expressed in or implied by such statements.

      The Company has been considered a development stage company with no income since its inception.

      The statements contained in this Report on Form 10-KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Reform Act of 1995, the "1995 Reform Act") that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "anticipates", or the negative thereof, or other variations thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission ("SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance, or achievement could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) general economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

      (e) Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period from January 1, 2000, Through December 31, 2000.

      Development Stage Activities

      The Company has been a development stage enterprise since its inception. Prior to the separation from GBDR, management had devoted the majority of its efforts to construction of the restaurant, pursuing and finding a management team to continue the process of completing its marketing goals, and obtaining sufficient working capital through officer loans, and through the completion of the sale of a private placement. These activities were funded by the Company's management, by aggregating $176,656, through December 31, 1999, and investments from stockholders aggregating $318,902 through the end of 1998. All of these expenses ceased when GBDR was transferred to Mr. Bortolatti.

      In its present form, the Company has not yet generated sufficient revenues during its limited, re-organized operating history to fund its ongoing operating expenses, repay outstanding indebtedness, or fund its product development expenses arising out of its new computer-related businesses.

      Liquidity and Capital Resources

      Overview

      The Company's cash balance was $4,842 and working capital deficit was $(407,129) at December 31, 2000.

      As of December 31, 2000, the Company had a tax loss carry-forward of $(2,032,323) to off-set future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

      Financing Needs

      To date, the Company has not generated any revenues. The Company has not been profitable since inception, may incur additional operating losses in the future, and may require additional financing to continue the development and commercialization of its technology. While the Company does not expect to generate significant revenues from the sale of products in the near future, the Company may enter into licensing or other agreements with marketing and distribution partners that may result in license fees or other related revenues.

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

      On August 4, 2000, the Company executed a $200,000 promissory note in favor of Viking Investment Group II, Inc., a Delaware corporation ("Viking") in exchange for a loan in the amount of $200,000 (the "Principal Amount") from Viking to the Company. The Note provides that interest on the Principal Amount will accrue at the rate of ten and one-half percent (10.5)% per annum. The Principal Amount and all accrued interest were due and payable upon the earlier of (i) August 3, 2001, or (ii) the consummation of an equity or debt financing by the Company in an amount equal to or greater than $200,000. This loan was repaid on August 16, 2000, in full.

      On August 16, 2000, the Company executed a $200,000 promissory note (the "Note") in favor of Jenadosa Holdings, a British VI corporation ("Jenadosa") in exchange for a loan in the amount of $200,000 (the "Principal Amount") from Jenadosa to the Company. The Note provides that interest on the Principal Amount will accrue at the rate of ten and one-half percent (10.5%) per annum. The Principal Amount and all accrued interest are payable upon the earlier of (i) August 3, 2001, or (ii) the consummation of an equity or debt financing by the Company in an amount equal to or greater than $200,000.

      The Company anticipates that it will be able to fund operations through the middle of the Fourth Quarter of 2001. However, in order to fund its research, development, and commercialization efforts, including hiring of additional employees, it will be necessary for the Company to seek to raise additional capital through the issuance of securities of the Company, whether debt or equity, during the Fourth Quarter of 2001. The Company currently does not have any formal agreement or understanding with any third party regarding any such offering of securities, and there can be no assurance that any such offering will, in fact, occur or be consummated. It is likely that the current stockholders will experience significant and immediate dilution in their current ownership due to the issuance of any such securities. Additional financing will be required thereafter which may, if and when consummated by the Company, cause further dilution of present ownership.

      Results of Operations for the Period from Inception through December 31, 1999

      For the period from inception to December 31, 1999, the Company has not generated any sales.

      The Company's general and administrative costs aggregated approximately $298,154 for the period from inception in March of 1996 to December 31, 1999. These expenditures represent salaries and payroll taxes of $93,675, telephone expense of $4,633, professional fees of $123,865, rent of $13,080, and office and computer expense of $62,901. The bulk of these expenses were associated with GBDR and will not be incurred in the future by the Company.

      Results of Operations for the Year Ended December 31, 2000

      The Company is a development stage company. From inception through December 31, 2000, the Company has had no revenues.

      The Company has incurred losses each year since inception and has an accumulated deficit of $2,032,323 at December 31, 2000. The Company expects to continue to incur losses over approximately the next two to three years from expenditures on research, product development, marketing, and administrative expenses, resulting primary from a significant increase in operating activities and resultant costs.

      The Company's general and administrative costs aggregated approximately $978,398, including Deferred Compensation expense of $364,580 allocated in professional fees. These expenditures represent salaries and payroll taxes of $232,972, telephone expenses of $5,957, professional fees of $643,198, rent of $16,548, and office and computer expense of $8,534. The increase in general and administrative expenses resulted primarily from a significant increase in operating activities.

      Research and development expenses aggregated approximately $738,213, including the issuance of shares of Common Stock for services aggregating $110,000. These expenses consist of salaries and payroll taxes of $125,316, facility costs of $14,553, computer software and electronic components for the prototype of $114,403, and third-party design and manufacturing of $472,611. Research and development expenses during the year ended December 31, 2000, were also primarily caused by a significant increase in operating activities.

      The Company does not expect to generate significant revenues from product sales for approximately the next two to three years, during which the Company will engage in significant research and development efforts. However, the Company may enter into licensing or other agreements with marketing and distribution partners that may result in license fees and other related revenues. No assurance can be given, however, that such research and development efforts will result in any commercially viable products, or that any licensing or other agreements with marketing and distribution partners will be entered into and result in revenues. The Company's future success will depend on its ability to transform its research and development activities into commercially successful products.

      The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,718,740 for the period January 1, 2000, through December 31, 2000. The Company converted a loan from Phillipe Escaravage for $25,000 into 5,000 shares of its Common Stock. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional financing. The Company plans to engage in such ongoing financing efforts on a continuous basis. The Company's capital needs and plans with respect to Fullcomm are discussed under "Financing Needs" under Item 1, "The Business of Fullcomm".

                         ITEM 2. DESCRIPTION OF PROPERTY

Executive Offices

      The Company's executive offices are currently located at 110 West Franklin Avenue, Pennington, New Jersey 08534. The Company occupies approximately 1,500 square feet of space at a monthly rent of $2,000. The current lease is renewable on a monthly basis with thirty days' notice.

The Former Restaurant Development Premises

      The Company's formerly wholly-owned subsidiary, GBDR, had entered into a ten-year lease dated July 1, 1997, with Carolyn Meredith for 1,832 square feet of retail space at 2808 Bird Avenue ("Premises A") and 916 square feet of retail space at 2806 Bird Avenue ("Premises B"), both in Coconut Grove, Florida (collectively the "Premises"). As noted previously, the Company has disposed of GBDR. As a result, the lease obligations for the Premises remain the obligation of GBDR and the Company has no further obligations with respect to either lease.

                            ITEM 3. LEGAL PROCEEDINGS

      Richard Case

      On August 23, 2000, Richard Case, the former Chief Executive Officer and a Director of the Company, was notified by the Company of his termination as a consultant to the Company. On September 14, 2000, the Company received a letter of representation from Mr. Case's counsel notifying the Company of his resignation as a Director and that he had potential claims for certain payments relating to his employment/consulting agreement with the Company. The Company disputes the position taken by Mr. Case and is currently negotiating with Mr. Case to resolve such dispute. While Mr. Case has not instituted a legal proceeding based upon his claims, Mr. Case, through his counsel, has threatened to submit such dispute to arbitration. In the event a legal proceeding with respect to such dispute is initiated, the Company intends to defend any such proceeding vigorously. The Company and Mr. Case have reached a tentative agreement, mutually satisfying to both parties.

      On October 31, 2000, the Company filed a police report relating to Howard Weinstein, the former Chief Executive Officer of the Company, for an alleged theft of a computer, cell phone, and three hundred dollars in petty cash. In addition, on November 1, 2000, the Company filed a complaint in the Superior Court of New Jersey, Chancery Division, Mercer County, naming Mr. Weinstein as a defendant. The complaint alleges, among other things, that the defendant breached his employment obligations to the Company and seeks injunctive relief with respect to the return of Company property. Subsequent to the filing of the complaint, on November 7, 2000, Mr. Weinstein returned the computer and three hundred dollars in petty cash. On January 10, 2001, litigation was amicably resolved between the parties and Fullcomm has withdrawn any and all civil and criminal complaints against Mr. Weinstein.

      There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

                                     PART II

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Prior to the Annual Meeting held on June 20, 2000, a proxy vote was solicited from the shareholders for the following three items:

      1)    Change of Name from Contessa Corporation to Fullcomm Technologies,
            Inc.;
      2) Change of Accountants from Thomas P. Monahan, CPA, to Goldstein, Golub & Kessler; and
      3)    Approval of the Incentive Stock Option ("ISO") Plan for employees.

All items were approved by a majority of the shareholders.

                        ITEM 5. MARKET FOR COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS; CHANGE IN CONTROL

Common Stock

      The only security of the Registrant outstanding is its Common Stock, par value $.0001 per share. The Company is authorized to issue up to 20,000,000 shares of Common Stock, par value $.0001 per share, of which 8,583,189 were outstanding on December 31, 2000. Holders of Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. There is no cumulative voting for election of directors. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, if any, holders of Common Stock are entitled to receive, ratably, dividends when, as, and if declared by the Board of Directors out of funds legally available therefor and, upon the liquidation, dissolution, or winding up of the Company, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on preferred stock, if any. Holders of Common Stock have no preemptive rights and have no rights to convert their Common Stock into any other securities. The outstanding Common Stock is validly authorized and issued, fully paid, and nonassessable.

      (a) Common Stock. The Registrant's Common Stock had been formerly listed on the National Association of Securities Dealers, Inc. Electronic Bulletin Board under the trading symbol of "CONT". The Common Stock became listed on October 8, 1998, but prior to March 1, 2000, there was no established bid price for the Common Stock and the stock did not trade. The Registrant's Common Stock is currently traded under the trading symbol of "FLTI". This new symbol reflects a name change from Contessa Corporation to Fullcomm Technologies, Inc. This name change was approved by shareholders at the Registrant's annual meeting of shareholders held on June 20, 2000. The name change to Fullcomm Technologies, Inc. occurred subsequent to the Merger of March 1, 2000. Since the March 1, 2000, date of initial trading, there have been no high and low bid prices for the Registrant's Common Stock for each quarter within the last three fiscal years. Fullcomm's stock is presently not trading due to the late filing of this 10-KSB, but Fullcomm expects to be back on the Bulletin Board, trading under the symbol "FLTI", as soon as this 10-KSB has been accepted by the Commission.

      (b) Number of Shareholders. As of December 31, 2000, the approximate number of holders of record of the Registrant's Common Stock according to its transfer agent is 57. The Registrant has not contacted stock brokerage firms showing on the Registrant's stock transfer records to determine the number of actual holders holding in "street name." As of the date of this filing, the Registrant has approximately the same number of record holders.

      (c) Dividends. The Registrant has not paid any cash dividends on its Common Stock , nor does it intend to do so in the foreseeable future. Under the General Corporation Law of the State of Delaware, the Registrant may only pay dividends out of capital and surplus, or out of certain delineated retained earnings, all as defined in the General Corporation Law. There can be no assurance that the Registrant will have such funds legally available for the payment of dividends in the event that the Registrant should decide to do so.

      (d) Change in Voting Control. As a result of Contessa's acquisition of Old Fullcomm in the manner previously described, Contessa has issued a substantial number of shares to the former shareholders of Old Fullcomm, the former New Jersey corporation, and to various other parties who have contractual or other relationships arising in connection with the Merger. As of December 31, 1999, the former holders of Contessa held 2,806,506 shares of common stock which represented 100% of the issued and outstanding capital stock of Contessa. Of these, 562,500 shares were cancelled as a result of the GBDR disposition resulting in 2,304,006 shares issued and outstanding pre-Merger. As described in the Merger Agreement, a share dividend of 595,994 shares was issued post-Merger, resulting in 3,000,000 shares outstanding, and former shareholders of Old Fullcomm, Inc., the predecessor corporation, received 4,601,100 shares or approximately 60% of the common stock, all of which had equivalent voting rights. As a result of the Merger, the former shareholders of Fullcomm received a controlling share of Contessa's common stock. In return for relinquishing control of Contessa, its former shareholders now own a portion of a corporation whose wholly-owned subsidiary succeeded, by virtue of the Merger, to Old Fullcomm's right, title, and interests including the intellectual property associated with development of its hardware and software encryption technology. As described below, certain of the shareholders of Contessa and certain of the shareholders of Old Fullcomm have entered into a Shareholders Agreement which has the effects described below. The Shareholders Agreement was appended as an exhibit to the 1999 10-KSB report.

      (f) The Shareholders Agreement and Possible Anti-Takeover Effect. Under the terms of a certain Shareholders Agreement entered into in conjunction with the Merger, Messrs. Elliott, Escaravage, and Lee (collectively, the "Fullcomm Shareholder Agreement Signatories"), who collectively owned 4,500,000 of the 4,601,100 Old Fullcomm common shares, or 97.8% of the pre-Merger Old Fullcomm shares, and certain holders of 101,000 shares, or 2.2% of the pre-Merger Contessa shares (collectively, the "Contessa Shareholder Agreement Signatories"), representing 9 individuals and one corporation, agreed to vote their respective shares so that the Contessa Shareholder Agreement Signatories would be guaranteed, at all times on or after the 2000 Annual Meeting of Shareholders, of having at least one (1) designee sitting on Fullcomm's Board of Directors. Under the same Shareholders

Agreement, the Contessa Shareholder Agreement Signatories agreed to vote their respective shares so that the Contessa Shareholder Agreement Signatories would be guaranteed, at all times, of having three (3) designees sitting on Fullcomm's Board of Directors. The terms of this Agreement remain effective for ten (10) years. The Contessa Shareholder Agreement Signatories and the Old Fullcomm Shareholder Agreement Signatories have mutually indemnified each other from any damages, costs, or expenses associated with the violation of the rights granted under the Shareholders Agreement. The Shareholders Agreement could have the effect of inhibiting or prohibiting any potential takeover of the Company since any transferee of the shares held by the Contessa Shareholder Signatories or the Old Fullcomm Shareholder Signatories will be bound to observe the voting agreement for mutual representation of the director designees discussed above. Both these Agreements were incorporated into the Merger.

      (g) Restrictions upon resale. Under the terms of the Shareholder Agreement, all signatories have agreed that they will not sell their shares before 2003, three years after the date of signing of those Shareholder Agreements.

                         ITEM 6. MANAGEMENT'S DISCUSSION
                       AND ANALYSIS AND PLAN OF OPERATIONS

      The Company is considered a development stage company with no income since inception.

      The statements contained in this Report on Form 10-KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the SEC, or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new products and services;
(iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

Analysis of Financial Condition and Results of Operations
   For the Period from January 1, 2000, through December 31, 2000

Development Stage Activities

      The Company has been a development stage enterprise since its inception, through its various transformations, to the present. During this period, management first devoted the majority of its efforts to construction of a restaurant, pursuing and finding a management team to continue the process of completing its marketing goals, and obtaining sufficient working capital through officer loans, and through the completion of the sale of a private placement. Since the Company divested itself of GBDR, the Company has not yet generated sufficient revenues during its limited operating history to fund its ongoing operating expenses, repay outstanding indebtedness, or fund its product development expenses.

Liquidity and capital resources

      The Company's cash balance was $4,842 and working capital deficit was ($407,129) at December 31, 2000. The Company has been funded through the process of selling shares of Common Stock through various private placements , aggregating a net of $900,000 to the Company for the period January 1, 2000, through December 31, 2000, and has received loans amounting to $200,000 during that same time.

                          ITEM 7. FINANCIAL STATEMENTS

      The consolidated financial statements of the Company, of Old Fullcomm, the former New Jersey corporation, and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements, pro forma financial statements, and financial statement schedules included.

      Registrant's Consolidated Financial Statements as of December 31, 2000, for the year ended December 31, 2000, and the independent auditor's report of Thomas P. Monahan, independent certified public accountant, with respect to certain of those financial statements, appear on page F-1 to F-6 of this Form 10-KSB.

      Although the Company terminated the services of Thomas P. Monahan, CPA, on April 19, 2000, and hired the firm of Goldstein, Golub & Kessler, which firm prepared the Company's audited financials through the third quarter of 2000, the Company, on February 16, 2001, terminated the services of Goldstein, Golub & Kessler, as reflected on two separate Form 8-K's filed with the SEC, and re-hired Mr. Monahan. He has prepared the consolidated audited financial statements which are attached as exhibits hereto.

      The Company's Consolidated Financial Statements, the financial statements of Old Fullcomm, and the Company's Pro Forma Consolidated Financial Statements (unaudited) which give effect to the Merger are included in pages F-1 to F-18.

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS AND SIGNIFICANT EMPLOYEES;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers, Directors, and Significant Employees

      (a) The Directors and Executive Officers of the Company are as follows. Directors of the Company serve for a term of one year or until their successors are duly elected. Officers are appointed by, and serve at the pleasure of, the Board. There are currently only three directors: Mr. Elliott, Mr. Lee, and Mr. Rector.

      Brendan G. Elliott, 24, President, Treasurer, and Director of Fullcomm

      Brendan G. Elliott was elected President, Treasurer, and Director of the Company upon the consummation of the Merger. Mr. Elliott is a Co-Founder, President, Treasurer, Chief Technology Officer, and Director of Fullcomm and has been involved with Fullcomm since its inception as an encryption technology company in January 1999. Prior to founding Fullcomm, Mr. Elliott had worked at the Princeton University Civil Engineering and Operations Research Lab. His expertise in the computer science and encryption fields has helped him to lead research and development activities for the Company. Mr. Elliott graduated from Princeton University with a Bachelor of Arts degree in computer science.

      Wayne H. Lee, 26, Executive Vice President, Secretary, and Director of Fullcomm

      Wayne H. Lee was elected Executive Vice President, Secretary, and Director of the Company upon the consummation of the Merger. Mr. Lee is a Co-Founder, Executive Vice President, and Secretary of Fullcomm and has been involved with Fullcomm since its inception as an encryption technology company in January 1999. His understanding of the product and the applicable markets has helped to shape the business and marketing strategies of Fullcomm to date. Mr. Lee graduated from Princeton University with a Bachelor of Arts degree in economics.

      Thomas E. Knudson, 42, Former President, Former Treasurer, and Former Director of Contessa Corporation

      Mr. Knudson served as a director of the Company since inception to March 1, 2000, and served as President of the Company from July 1996 until March 1, 2000. Prior to that time, Mr. Knudson was a principal of several entrepreneurial ventures including serving as Secretary of Leadville Development Corp., a commercial real estate developer (1990 until June 1996), President and owner of Cocobianco, a clothing importer and retailer (1986 to 1996) and principal of Fast Incorporated, a BMW dealership, all located in and around Sun Valley, Idaho. Mr. Knudson served as Vice President of Sales of Tamboril Cigar Company ("Tamboril") from June 1996 to August 4, 1998, and served as a Director of Tamboril from October 1996 to August 4, 1998.

      Anthony Markofsky, 30, Former Secretary and Former Director of Contessa Corporation

      Mr. Markofsky served as Secretary and a Director of the Company since its inception. During the period April 1997 to January, 1999, Mr. Markofsky served as President and Chief Executive Officer of Tamboril. Mr. Markofsky served as a Director of Tamboril from October 1996 to January 1999. Prior to these positions with Tamboril, Mr. Markofsky served as Vice President and Sales Administration Manager of Tamboril from March 1996 to April 1997. From April 1995 to January 1996, Mr. Markofsky served as a consultant to Intercare Inc., a medical management company. From April 1991 to April 1995, he held various positions with CareFlorida Inc., a health maintenance organization. Mr. Markofsky's father is Ian Markofsky, President and sole shareholder of Viking Investment Group II., Inc., an affiliate of the Company by virtue of its shareholdings in the Company.

      Richard T. Case, 50, Former Interim CEO and Former Director of Fullcomm

      Mr. Case has over 28 years of executive line management experience with "Fortune 500" companies and as a consultant. He served as Old Fullcomm's interim CEO from January 28, 2000, until the hiring of Fullcomm's full-time CEO, Howard Weinstein, on May 22, 2000. Mr. Case continued to serve Fullcomm as a consultant until August 25, 2000. He served as a member of the Board from June 20, 2000, to September 14, 2000. He has served as a consultant since 1981 to numerous industries in raising capital, turnarounds, strategic planning, acquisitions and mergers, operational analysis, product development, strategic marketing, international market development, organizational behavior, and company culture change. Prior to that, he was an executive with three "Fortune 500" companies:
Baxter Laboratories, Corning Glass Works, and American Hospital Supply Corporation.

      Mr. Case received his MBA degree from the University of Southern California where he graduated first in his class and his BS degree in management and finance from Bradley University. He is a published author, has hosted a weekly business radio program, has received The Wall Street Journal Achievement Award, and is listed in "Who's Who in American Business".

      Patrick D. O'Meara, Former Director

      Patrick D. O'Meara, 28, served as a Director from June 20, 2000 until December 1, 2000. He is currently President and CEO of O'Meara Capital Partners, Inc., a securities/investment boutique located in northern Virginia. Prior to starting O'Meara Capital Partners, Inc., Mr. O'Meara was Sr. Vice President of Private Client Services for R.K. Grace & Company. He previously worked for Bear Stearns Security Corp. and Raymond James Financial. Before entering the investment/securities industry, Mr. O'Meara started and developed a consulting business, working with corporations, professional and collegiate sports teams and religious organizations on managing, motivating and mentoring Generation X. Mr. O'Meara has degrees in Philosophy and Theology from Franciscan University of Steubenville.

      David S. Rector, Director

      Mr. Rector has served as a Director of the Company since June 1998. Since 1998, Mr. Rector has been a principal of The David Stephen Group, a business consulting firm which focuses on the needs of emerging companies; he was also a principal of that firm from July 1995 until July 1996. Mr. Rector was a director of Tamboril Cigar Company ("Tamboril") from August, 1996 to January 1999. From August 1996 to March 1997, Mr. Rector was also Executive Vice President and General Manager of Tamboril, where he was instrumental in organizing Tamboril's operations and administration. Mr. Rector was appointed Secretary of Tamboril in June of 1997. From 1992 to 1998, Mr. Rector was affiliated with Viking Investment Group II, Inc., an investment banking partnership. Over the past two decades, Mr. Rector has served as a business consultant to, and held senior positions in, a variety of ventures. Mr. Rector was Chief Operating Officer of Headstrong Group, a manufacturer and distributor of recreational safety helmets, from July to November 1995. From January to June of 1995, Mr. Rector was General Manager of Bemiss-Jason, a distributor of paper products. From June 1992 to April 1994, he served as President of Supercart International, a distributor of shopping carts. From April 1985 to June 1992, he was principal of Blue Moon, a distributor of garment buttons and other women's accessories, specializing in fasteners. From 1980 to 1985, Mr. Rector served as President of Sunset Designs, a designer of leisure-time craft. From 1972 to 1980, Mr. Rector held various managerial sales and marketing positions with Crown Zellerbach Corporation, a multi-billion dollar manufacturer of paper and forest products.

      Howard M. Weinstein, Former CEO and Former Chairman of the Board of
Fullcomm

      Mr. Weinstein became CEO and Chairman of the Board on May 22, 2000, and resigned on October 31, 2000 (see Form 8-K, 1/07/00).

Other Significant Employees

      (a) Anthony Markofsky, Former Vice President and Former Director of the Registrant, is the son of Ian Markofsky, the President and the sole shareholder of Viking Investment Group II, Inc., which is a principal shareholder of the Registrant. Ian Markofsky was instrumental in the founding of the Registrant and plays a significant role in promoting the Registrant to the investment community.

      (b) None of the Company's executive officers is related to any other executive officer or to any Director of the Company. Executive officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

Board Meetings and Committees

      The Directors and Officers will not receive remuneration from the Company until a subsequent offering has been successfully completed, or cash flow from actual operations permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefrom. No compensation has been paid to the Directors to date. The Board of Directors may designate from among its members an executive committee and one or more other committees. However, no such committees have been appointed to date.

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, none of the directors, officers, and beneficial owners of more than 10% of any class of equity securities of the Company or any other person known to be subject to
Section 16 of the Exchange Act failed to file on a timely basis reports as required by Section 16(a) of the Exchange Act for the last fiscal year. As noted previously, the Company's stock has never traded nor been quoted and none of the aforementioned individuals has sold any of the stock which they hold.

                         ITEM 10. EXECUTIVE COMPENSATION

      The Company has adopted a stock option plan in 2000, for the benefit of certain key employees. However, as no profits have been made nor dividends paid, the stock option plan was merely put into place in anticipation of its being used in the future.

                           Summary Compensation Table

                                          Annual compensation                             Long-term compensation
                                     -------------------------------      --------------------------------------------------

                                                                                  Awards              Payouts
                                                                          -----------------------     -------
                                                               Other                                                All
                                                              annual      Restricted   Securities                  other
                                                              compen-       stock         under-        LTIP       compen-
 Name and principal                  Salary       Bonus       sation       award(s)       lying        payouts      sation
     position             Year         ($)         ($)          ($)          ($)         SARs (#)        ($)         ($)
       (a)                 (b)         (c)         (d)          (e)          (f)            (g)          (h)         (i)
Howard M. Weinstein,       2000     $130,000        0         $10,075         0              0            0           0
CEO

Richard T. Case,           2000     $120,000        0            0            0              0            0           0
CEO

Brendan G.                 2000     $ 60,000        0            0            0              0            0           0
Elliott, President

Wayne H. Lee,              2000     $ 60,000        0            0            0              0            0           0
Executive Vice
President

============================================================================================================================

============================================================================================================================

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

[Get from Adam says Markofsky.]

      (a)   Security Ownership of Certain Beneficial Owners.

                                Name and Address             Amount and Nature of         Percentage
     Title of Class            of Beneficial Owner           Beneficial Ownership    Ownership of Class*
     --------------            -------------------           --------------------    -------------------
Common Stock, par value    Anthony Markofsky (1)(2)             300,000 shares               3.50%
$.0001 per share           c/o Contessa Corporation                 Direct

Common Stock, par value    Viking Investment Group II, Inc.     525,000 shares(2)            6.12%
$.0001 per share           630 Third Avenue                         Direct
                           New York, NY 10017

Common Stock, par value    Parenteau Corporation                525,000 shares(2)            6.12%
$.0001 per share           4446 St. Laurent Blvd.                   Direct
                           Suite 801
                           Quebec, Canada W2W 125

----------

*     Based on 8,583,189 shares issued and outstanding as of December 31, 2000.

(1) Ian Markofsky is the President and sole shareholder of Viking Investment Group II, Inc. Mr. Markofsky is the father of Anthony Markofsky.

(2) The Company has not contacted stock brokerage firms holding shares of the Company's Common Stock in "street name" to determine whether there are additional substantial shareholders of the Company.

      (b)   Security Ownership of Management.

      The number of shares of Common Stock of the Registrant owned by the Directors and Executive Officers of the Registrant is as follows:

                                    Name and Address of             Amount and Nature of       Percentage
     Title of Class                  Beneficial Owner               Beneficial Ownership        of Class*
     --------------                  ----------------               --------------------        ---------
Common Stock, par                 Thomas Knudson                                 0 shares               0
value $.0001 per share            Former Director

Common Stock, par                 David Rector                                   0 shares
value $.0001 per share            Former Director
                                  c/o Contessa Corporation

Common Stock, par                 Howard Weinstein                               0 shares               0
value $.0001 per share            Former Director &
                                  Former CEO

Common Stock, par                 Richard Case                                   0 shares               0
value $.0001 per share            Former Director &
                                  Former CEO

Common Stock, par                 Patrick O'Meara                                0 shares               0
value $.0001 per share            Former Director

Common Stock, par                 Brendan Elliott,                       1,800,000 shares           20.97%
value $.0001 per share            Director & President

Common Stock, par                 Wayne Lee,                             1,125,000 shares           13.11%
value $.0001 per share            Director & Executive
                                  Vice President

Common Stock, par                 Anthony Markofsky                        300,000 shares            3.50%
value $.0001 per share            Secretary & Director
                                  c/o Contessa Corporation

Common Stock, par                 Adam S. Gottbetter (1)                    50,000 shares            0.57%
value $.0001 per share            Assistant Secretary                            Indirect
                                  Kaplan Gottbetter & Levenson, LLP
                                  630 Third Avenue, 5th Floor
                                  New York, NY 10017

Common Stock, par                 All Officers and Directors                    3,275,000           38.16%
value $.0001 per share            (9 persons)                                      shares

----------

*     Based on 8,583,189 shares issued and outstanding as of December 31, 2000.

(1) Mr. Gottbetter is a partner in the law firm of Kaplan Gottbetter & Levenson, LLP, which owns 50,000 shares of common stock of the Company.

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

      In July 1996, Rudy Roig was removed as an officer and director of the Company for breach of his fiduciary duties to the Company. In connection therewith, pursuant to an escrow agreement dated July 9, 1996, between the Company and Mr. Roig, Mr. Roig's shareholdings in the Company were returned to the Company for cancellation in September 1996.

      In October 1996, the Company sold 850,000 shares of its common stock, at a price of $0.3529411 per share, aggregating $300,000, pursuant to Rule 504 of Regulation D promulgated under the Act.

      In July 1998, the Company sold 54,006 shares of its common stock, at a price of $0.35 per share, aggregating $18,902, pursuant to Rule 504 of Regulation D promulgated under the Act.

      On January 15, 1999, Fullcomm, LLC (the "LLC") was founded by Brendan G. Elliott, Philippe O. Escaravage, and Wayne H. Lee. In connection with the formation of the LLC, the founders made capital contributions to the LLC aggregating $60,000 in cash. The involvement of the LLC in the different arrangements in which the Company has been involved have been discussed previously.

      On August 29, 1999, Old Fullcomm consummated the August Private Placement with 10 accredited investors, pursuant to which such investors purchased an aggregate of 84,250 restricted shares of the Company's Common Stock, at a price per share of $3.00, for an aggregate purchase price of $252,750. Old Fullcomm paid placement fees totaling $65,000 and received net proceeds from the placement of $187,750. In connection with such private placement, Old Fullcomm became obligated to compensate American Capital Ventures, as its placement agent and consultant. Funds from this round of financing were used by Old Fullcomm to pay operating expenses and continue research and development activities.

      During the time of the March Private Placement, Old Fullcomm and Contessa Corporation began the process of merging the two entities. An addendum to the Second Private Placement was issued, dated March 1, 2001, notifying offerees of the merger negotiations and merger process underway.

      On June 30, 2000, the Company issued 5,000 shares of restricted common stock of the Company as repayment for a shareholder loan made by Philippe O. Escaravage from fourth quarter 1999 aggregating $26,492.

      On September 30, 2000, a $110,000 payment to Intrinsix Corporation was made in stock at $0.25 cents below the market closing price on September 29, 2000. 92,632 shares were issued to Intrinsix Corporation at a price per share of $1.1875.

      All of the sales of Common Stock by the Company have been transactions "not involving a public offering" and therefore were exempted transactions under
Section 4(2) of the Securities Act. All securities purchasers received legended, restricted stock and are sophisticated or accredited investors. All such transactions were arms-length transactions where such purchasers were given opportunity to examine documents, meet with other business principals, and the take the opportunity to ask any questions they deemed advisable. None of these transactions involved any advertising, general solicitations of interest, or dissemination of information outside of the circle of these individuals.

      Indemnification of Directors and Officers.

      The Registrant's Certificate and By-Laws contain provisions eliminating the personal liability of a director to the Registrant and its stockholders for certain breaches of his or her fiduciary duty of care as a director. This provision does not, however, eliminate or limit the personal liability of a director for (i) any breach of such director's duty of loyalty to the Company or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Delaware statutory provisions making directors personally liable, under a negligence standard, for unlawful dividends or unlawful stock repurchases or redemptions; or (iv) any transaction from which the director derived an improper personal benefit. This provision offers persons who serve on the Board of Directors of the Registrant protection against awards of monetary damages resulting from breaches of their duty of care (except as indicated above), including grossly negligent business decisions made in connection with takeover proposals for the Registrant. As a result of this provision, the ability of the Registrant or a stockholder thereof to successfully prosecute an action against a director for a breach of duty of care has been limited by law. However, the provision does not affect the availability of equitable remedies such as an injunction or rescission based upon a director's breach of his duty of care. The SEC has taken the position that the provision will have no effect on claims arising under the Federal securities laws.

      In addition, the Certificate and By-Laws provide mandatory indemnification rights, subject to limited exceptions, to any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding by reason of the fact that such person is or was a director or officer of the Company, or is or was serving at the request of the Company as a director or officer of another corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise. Such indemnification rights include reimbursement for expenses incurred by such person in advance of the final disposition of such proceedings in accordance with the applicable provisions of the Delaware General Corporation Law.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report.

1. Financial Statements                                                     Page
                                                                            ----

   Report of Thomas P. Monahan, Independent Certified Public Accountant ..   F-1

   Balance Sheet as of December 31, 2000 .................................   F-2

   Statements of Operations for the year ended December 31, 2000 .........   F-3

   Statement of Stockholders' Equity for the year ended December 31, 2000    F-4

   Statements of Cash Flows for the year ended December 31, 2000 .........   F-5

   Notes to Financial Statements .........................................   F-6

2. Pro Forma Financial Statements Giving Effect to the Merger ............   F-7

3. Financial Statements for December 31, 1999 ............................   F-8

4. Exhibits

      (a)   The following exhibits are included as part of this report:

             SEC
Exhibit   Reference
Number      Number                  Title of Document                Location

  2            2    Amended and Restated Agreement and Plan of
                     Merger

  3.1          3    Articles of Incorporation                      Incorporated
                                                                   by Reference*

  3.2          3    Bylaws                                         Incorporated
                                                                   by Reference*

  9            9    Shareholders Agreement

  10.1        10    Memorandum of Understanding re: Placement
                     Agent

  10.2        10    Tashenberg Consulting Agreement

             SEC
Exhibit   Reference
Number      Number                  Title of Document                Location

  10.3        10    Creekmoore Consulting Agreement

  10.4        10    Confidential Private Placement Memorandum
                     and Supplement

  21          21    List of Subsidiaries

* Incorporated by reference to the Form 10-KSB of the Registrant filed with the Commission for the period of calendar year 1999.

** Incorporated by reference to Amendment No. 1 to the Form 10-QSB of the Registrant filed with the Commission on July 2, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                                  Fullcomm Technologies, Inc.


Dated: May 21, 2001                              By /s/ Brendan G. Elliott
                                                    ----------------------------
                                                    Brendan G. Elliott,
                                                    President & Treasurer

      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this, 21 the day of May, 2001.

                                                  Fullcomm Technologies, Inc.


                                                  By /s/ Brendan G. Elliott
                                                    ----------------------------
                                                    Brendan G. Elliott, Director


                                                  By /s/ Wayne Lee
                                                    ----------------------------
                                                    Wayne Lee, Director


                                                  By /s/ David Rector
                                                    ----------------------------
                                                    David Rector, Director

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (973) 790-8775
                               Fax (973) 790-8845

To The Board of Directors and Shareholders of Fullcomm, Inc. (a development stage company)

I have audited the accompanying balance sheet of Fullcomm, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, cash flows and shareholders' equity for the period from inception, January 15, 1999, to December 31, 1999; for the year ended December 31, 2000 and for the period from inception, January 15, 1999, to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fullcomm, Inc. (a development stage company) for the period from inception, January 15, 1999, to December 31, 1999; for the year ended December 31, 2000 and for the period from inception, January 15, 1999, to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Fullcomm, Inc. (a development stage company) will continue as a going concern. As discussed in Note 2 to the financials statements, the Company has suffered recurring losses from operations and has a net capital deficiency and negative working capital, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Fullcomm, Inc. (a development stage company) to continue as a going concern.


_________________________
Thomas P. Monahan, CPA
April 13, 2001
Paterson, New Jersey

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                        2000

                                ASSETS
Current assets
  Cash                                                              $     4,842
                                                                    -----------
  Total current assets                                                    4,842

Furniture and equipment, net
of accumulated depreciation                                              12,463

Other assets

  Patent costs                                                           13,651
                                                                    -----------
Total other assets                                                       13,651
                                                                    -----------
    TOTAL ASSETS                                                    $    30,956
                                                                    ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                               $   204,096
Loan Payable                                                            207,875
                                                                    -----------
    Total Current Liabilities                                           411,971

STOCKHOLDERS' DEFICIT:
Preferred stock, 5,000,000 shares,
 $0.001 par value, authorized;
  no shares issued                                                           --
Common stock, 20,000,000 shares,
 $0.0001 par value, authorized;
 8,583,189 shares issued and outstanding                                    859
Capital in excess of par                                              2,160,869
Deficit accumulated during the
 development stage                                                   (2,032,323)
Deferred compensation                                                  (510,420)
                                                                    -----------
  Total Stockholders' Deficit                                          (381,015)
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $    30,956
                                                                    ===========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                 For the period   For the period
                                                 from inception   from inception
                                    For the       on January 15,   on January 15,
                                  year ended     1999, through    1999, through
                                 December 31,     December 31,     December 31,
                                     2000            1999             2000
                                 ------------    ---------------  ---------------
Revenue                          $        --      $        --      $        --

Operating Expenses:
  General and administrative         613,818          298,154          911,970
  Deferred compensation              364,580                           364,580
  Stock issued for services          110,000                           110,000
  Research and development           628,213           18,000          646,213
  Depreciation expense                 2,131            1,622            3,753
                                 -----------      -----------      -----------
Total Operating Expenses           1,718,740          317,776        2,036,516

Loss from operations              (1,718,740)        (317,776)      (2,036,516)

Other Income and Expense:
Interest and dividend income          15,158              562           15,720
Interest expense                     (10,981)            (546)         (11,527)
                                 -----------      -----------      -----------
Total other income (loss)              4,177               16            4,193

Net Income (Loss)                $(1,714,563)     $  (317,760)     $(2,032,323)
                                 ===========      ===========      ===========

Basic and diluted net loss
per share ...................    $     (0.21)     $     (0.07)
                                 ===========      ===========

Basic and diluted weighted
average number of shares
outstanding .................      8,168,352        4,500,000
                                 ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                       For the        For the
                                                    three months   three months
                                                        ended          ended
                                                     December 31,   December 31,
                                                        2000            1999
                                                     -----------    -----------

Revenue                                              $        --    $        --

Operating Expenses:
  General and administrative                              84,112         81,929
  Deferred compensation                                  109,374
  Research and development                               136,970         18,000
  Depreciation expense                                       506          1,622
                                                     -----------    -----------
Total Operating Expenses                                 330,962        101,417

Loss from operations                                    (330,962)      (101,417)

Other Income and Expense:
Interest and dividend income                               2,107
Interest expense                                          (7,876)
                                                     -----------
Total other income (loss)                                 (5,769)

Net Income (Loss)                                    $  (336,731)   $  (101,417)
                                                     ===========    ===========

Basic and diluted net loss
per share .....................................      $     (0.04)   $     (0.02)
                                                     ===========    ===========

Basic and diluted weighted
average number of shares
outstanding ...................................        8,168,352      4,500,000
                                                     ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

          FROM INCEPTION ON JANUARY 15, 1999 THROUGH DECEMBER 31, 2000

                                                         Capital in
                                                          Excess of       Accumulated       Deferred
                                  Common Stock            Par Value         Deficit       Compensation         Total
                              -------------------        -----------      -----------     ------------      -----------
                              Shares       Amount
                              ------       ------
Issuance of
  common stock             4,500,000     $       450     $    59,550      $        --      $        --      $    60,000

Issuance of common
 stock for cash              517,124              52       1,090,184               --               --        1,090,236

Issuance of common
 stock in reverse
 merger                    3,000,000             300            (300)              --               --               --

Issuance of common
 stock for
 consulting services         350,000              35         874,965               --         (510,420)         364,580

Issuance of common
 stock for
 stockholder's loan            5,000               1          26,491               --               --           26,492

Issuance of common
 stock for Placement
 and Merger Fees             118,433              12             (12)              --               --               --

Issuance of common
 stock for Services           92,632               9         109,991               --               --          110,000

Net loss                          --              --              --       (2,032,323)              --       (2,032,323)
                         -----------     -----------     -----------      -----------      -----------      -----------

Balance at
 December 31, 2000         8,583,189     $       859     $ 2,160,869      $(2,032,323)     $  (510,420)     $  (381,015)
                         ===========     ===========     ===========      ===========      ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                       For the period   For the period
                                                                       from inception   from inception
                                                         For the       on January 15,   on January 15,
                                                        year ended     1999, through    1999, through
                                                       December 31,     December 31,     December 31,
                                                           2000            1999             2000
                                                       -----------     --------------   ---------------
Cash flows used in operating activities:
Net loss ...........................................   $(1,714,563)     $  (317,760)     $(2,032,323)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Deferred compensation ..............................       364,580               --          364,580
Stock Issued for Services ..........................       110,000               --          110,000
Depreciation .......................................         2,131            1,622            3,753
Interest expense ...................................         7,875                             7,875
Increase (decrease) in operating assets:

Increase in operating liabilities:
Accounts payable and accrued expenses ..............       143,937           60,159          204,096
                                                       -----------      -----------      -----------
Net cash used in operating activities ..............    (1,086,040)        (255,979)      (1,342,019)
                                                       -----------      -----------      -----------

Cash flows from investing activity:

Patent costs .......................................       (11,735)          (1,917)         (13,651)
Purchase of furniture and equipment ................            --          (16,216)         (16,216)
                                                       -----------      -----------      -----------
                                                           (11,735)         (18,133)         (29,867)
Cash flows provided by financing activity:

Proceeds from issuance of common stock .............       900,000          250,236        1,150,236
Proceeds from notes payable ........................       500,000               --          500,000
Repayment of notes payable .........................      (300,000)              --         (300,000)
Proceeds from loan from shareholder ................         1,177           25,315           26,492
                                                       -----------      -----------      -----------
Cash flows provided by financing
 activities: .......................................     1,101,177          275,551        1,376,728

Net increase in cash ...............................        70,935            1,439            4,842

Cash at beginning of period ........................         1,439               --               --
                                                       -----------      -----------      -----------

Cash at end of period ..............................   $     4,842      $     1,439      $     4,842
                                                       ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest .....................................   $    10,982      $       546
      Income taxes .................................   $        --      $        --

NONCASH ACTIVITIES:
   Common stock issued in connection
     repayment of officer loan .....................   $    26,492
  Issuance of shares of common stock
   as deferred compensation ........................   $   364,580
  Issuance of shares of common stock
   in payment of monies due Intrinsix
     Corporation ...................................   $   110,000

            See Notes to Condensed Consolidated Financial Statements.

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

      Note 1 - Formation of Company and Issuance of Common Stock

      a. Formation and Description of the Company

      Fullcomm, Inc. (the "Company"), was formed under the laws of the State of New Jersey on May 13, 1999 and authorized to issue to 10,000,000 shares of common stock, no par value.

      b. Formation and Description of Company

      Fullcomm, Inc. (the "Company") was first formed under the laws of Delaware on March 7, 1996 under the name Contessa Corporation. On June 20, 2000, the Company changed its name from Contessa Corporation to Fullcomm Technologies, Inc. The Company is authorized to issues 20,000,000 shares of common stock, $.0001 par value each and 5,000,000 shares of preferred shares, $.001 par value each.

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

      Note 2-Summary of Significant Accounting Policies

      a. Basis of Financial Statement Presentation

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a negative working capital of $407,129, a stockholders' deficit of $381,015 and incurred net losses of $2,032,323 period from inception, January 15 1999, to December 31, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company is anticipating that with the completion of a private placement and with the increase in working capital, the Company will be able to complete the research and development and bring into production its technology and experience an increase in sales. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its source of inventory, continued research and development and initiating marketing penetration. The Company plans to engage in such ongoing financing efforts on a continuing basis.

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

      The consolidated financial statements presented at December 31, 2000 consist of the consolidated balance sheet as at December 31, 2000 and the statements of operations, cash flows and stockholders equity for the period from inception, January 15, 1999, to December 31, 1999 and for the year ended December 31, 2000 and for the period from inception on January 15, 1999 through December 31, 2000.

      b. Cash and Cash Equivalents

      Cash and Cash Equivalents - Temporary investments with a maturity of less than three months when purchased are treated as cash

      d. Loss Per Share:

      Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from January 15, 1999 through December 31, 1999, there were no dilutive securities outstanding. During the year ending December 31, 2000, shares to be issued upon the exercise of options and warrants are not included in the computation of loss per share as their effect is anti-dilutive.

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

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

      i. Asset Impairment

      The Company adopted the provisions of SFAS No. 121, Accounting for the impairment of long lived assets and for long-lived assets to be disposed of effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. There was no effect of such adoption on the Company's financial position or results of operations.

      j. Significant Concentration of Credit Risk

      At December 31, 2000, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

      k. Accounting for Stock-Based Compensation

      The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on net loss and net loss per share as if stock-based employee compensation was measured under SFAS No. 123, as well as certain other information. The Company accounts for stock-based compensation to non employees using the fair value method in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18. The Company has recognized deferred stock compensation related to certain stock option grants (see Note 8).

      l. Recent Accounting Standards

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

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

offsetting changes in fair value or cash flows. The Company does not currently engage in derivative trading or hedging activity. The Company will adopt SFAS 133 in the fiscal year ending December 31, 2000, although no impact on operating results or financial position is expected.

      Note 3 - Related Party transactions

      a. Leased Office Space

      The Company has entered into a sub lease agreement with Phillip O. Escaravage for the lease of office space located at 11 Chambers Street, Princeton, New Jersey for a monthly rent of $ 2,400 per month.

      Rent paid pursuant to this lease agreement for the period from inception to December 31, 1999 is $13,080.

      b. Employment Agreements and Officer Salaries

      1. In February, 2000, the Company entered into a 2 year employment agreement with Brendon Elliott as President of the Company for a monthly salary of $5,000 plus certain fringe benefits including medical insurance and 4 weeks vacation time and reimbursement for out of pocket expenses.

      As of December 31, 2000, Mr. Elliott was paid an aggregate of $63,333.

      2. In January, 2000, The Company entered into a 2 year employment with Richard Case as Chief Executive Officer for a monthly salary of $10,000 per month, certain benefits including health insurance, 4 weeks vacation, reimbursement for out of pocket expenses and is to receive 175,000 options to purchase shares of common stock of the Company at $0.10 per share with "piggyback" registration rights. In addition, if in the eventuality a "Change in Control" occurs, Mr. Case would be entitled to receive the difference between moneys that he actually received upon termination and 2.99 times his base amount. As of December 31, 2000, the Company has paid an aggregate of $62,295. Mr. Case was replace as CEO in May, 2000 and his employment agreement was converted into a consulting agreement. On August 23, 2000, Mr. Case was terminated as a consultant to the company. As of December 31, 2000, the Company is negotiating a settlement of this agreement.

      3. On April 28, 2000, the Company entered into a 2 year employment agreement with Howard M. Weinstein as Chief Executive Officer for an annual base salary of $130,000 along with certain fringe benefits including health insurance, 4 weeks vacation and reimbursement of out of pocket expenses. Mr. Weinstein terminated the Employment agreement on October 31, 2000 and on January 10, 2001 litigation was amicably resolved between the Parties and Fullcomm has withdrawn any and all civil and criminal complaints againt Mr.

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Weinstein.

      No other officer has received a salary in excess of $100,000.

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

      Note 4 - Note Payable

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

      Note 5 - Property Plant and Equipment

      Property Plant and Equipment consists of the following at December 31, 1999:

                 Furniture and fixtures                 16,216
                 Less accumulated depreciation           3,753
                                                       -------
                 Property Plant and Equipment -net     $12,463
                                                       =======

      Note 6 - Income Taxes

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

      The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

      At December 31, 2000, the Company has net operating loss carry forwards for income tax purposes of $2,032,323. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

      The components of the net deferred tax asset as of December 31, 2000 are as follows:

Deferred tax asset:
Net operating loss carry forward                         $ 690,990
Valuation allowance                                      $(690,990)
                                                         ---------
Net deferred tax asset                                   $      -0-

      The Company recognized no income tax benefit for the loss generated for the period from inception, January 15, 1999, to December 31, 2000.

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

      Note 7 - Issuance of Shares of Common Stock

      In January, 1999, the Company sold an aggregate of 4,500,000 shares of common stock as follows: 1,800,000 shares to Brendan Elliott; 1,575,000 shares to Phil Escaravage and 1,125,000 shares to Wayne Lee for an aggregate of cash consideration of $60,000 or $0.013 per share.

      On January 28, 2000, the Company consummated a merger with Fullcomm, Inc., a New Jersey corporation ("Old Fullcomm"). The Company issued 3,000,000 shares of Common Stock

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

for all of the outstanding capital of Old Fullcomm. Pursuant to the merger, the shareholders of Old Fullcomm acquired majority control of the Company. For accounting purposes, the merger has been treated as a recapitalization of the Company with Old Fullcomm as the acquirer (reverse acquisition). The merger was completed on March 1, 2000.

      In connection with the merger, the Company entered into two separate advisory agreements. Pursuant to the agreements, the Company issued 350,000 restricted shares of its Common Stock for an aggregate consideration of $875,000 or $2.50 per share. The Company is treating the issuance of shares as deferred compensation and is recognizing compensation expense over a 2 years at the rate of $109,375 per quarter. As of December 31, 2000, the Company has charged $328,125 to operations.

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

      As of December 31, 2000, the Company has reserved 218,366 shares of common stock pending the exercise of these warrants.

      On June 30, 2000, the Company issued 5,000 shares of restricted common stock of the Company as repayment for a shareholder loan aggregating $26,492.

      On September 29, 2000, the Company issued 92,632 shares of restricted common stock of the Company as payment for certain amounts due by the Company to Intrinsix Corporation totaling $110,000 or $1.19 per share.. The amount of shares was calculated by the closing price on the day of issuance with a $.25 per share discount.

      Note 8 - Commitments and Contingencies

      a. Lease Agreement

      Effective June 5, 2000, the Company has leased 1327 square feet of office space from an unrelated party at 110 West Franklin Avenue, Pennington, New Jersey on a month to month

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

basis at $2,000 per month plus utilities estimated at $221 per month and required a security deposit of $2,221. Subsequent to the date of the financial statements the Company changed its corporate address.

      b. Engineering Services Agreement

      On April 29, 1999, the Company entered into an agreement with System Design Group ("SDG") whereby, SDG is contracted to provide the Company with a project specifications document for the Company's Internet Media Security board that will detail the functionality of certain items under development. The cost of the project is $18,000. The work product of SDG is the property of the Company.

      As of December 31, 1999, the Company has paid an aggregate of $9,000 and the balance in 2000.

      In May, 2000, the Company entered into an engineering design and consulting agreement, which was later modified on September 29, 2000 with Intrinsix for an aggregate consideration of $540,000. As of December 31, 2000, the Company has paid an aggregate of $286,745 and issued 92,632 shares of common stock for $110,000 valued at $1.19 per share leaving a balance due of $143,255 as of December 31, 2000.

      c. Marketing Consulting Agreement

      On August 11, 1999, The Company entered into a marketing consulting agreement with The Management Network Group, Inc. for a daily consulting fee of $1,850 plus out of pocket expenses, subject to adjustments for other services.

      As of December 31, 1999, the Company has paid an aggregate of $2,955.

      d. Financial Consulting Agreement

      On May 12, 1999, the Company entered into a financial consulting agreement with Steven Katz & Associates, Inc. to provide strategic, financing and/or its management to the Company for an hourly fee of $255 per hour plus out of pocket expenses.

      As of December 31, 2000, the Company has paid an aggregate of $54,252.

      e. Stock Options

      In January, 2000, The Company entered into a 2 year employment with Richard Case and has issued to him 175,000 options to purchase shares of common stock of the Company at $0.10 per share with "piggyback" registration rights.

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

      f. Stock Option Plan

      The Company adopted the 2000 Stock Plan (the "Plan"). The Plan provided for the granting of options to two individuals 100,000 options to Patrick Leach and 100,000 to Greg Grabow exercisable at $2.50 for each share of common stock, which price is not less than the fair market price on the date of grant which was July 28, 2000.

      The options are exercisable as follows:

                    Months from Grant Date      Percentage Exercisable
                    ----------------------      ----------------------
                             4                            3%
                             12                          22%
                             24                          25%
                             36                          25%
                             48                          25%

      As of December 31, 2000, no options have been exercised and the Company has reserved an aggregate of 375,000 shares of common stock pending the exercise of these options into shares of common stock.

      Stock option activity is summarized as follows:

                                                  EXERCISE
                                                   SHARES         PRICE
                                                  --------        -----

Options outstanding at beginning of year                -0-
Granted                                            200,000         2.50
Granted                                            175,000          .10
Exercised                                               -0-
Cancelled/expired                                       -0-
                                                   -------

Options outstanding at end of year                 375,000
                                                   =======

Options exercisable at end of year                 106,000
                                                   =======

The Company applies APB No. 25 in accounting for its employee stock option plans and, accordingly, recognizes employee compensation expense for the difference between the fair value of the underlying common shares and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things (1)

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

the vesting period of the stock options and (2) the fair value of additional stock options in future years (3) the exercise price was higher than the market price as of the date of the Grant.

      g. Litigation

            On August 23, 2000, Richard Case, the former Chief Executive Officer and Director of the Company, was notified by the Company of his termination as a consultant to the company. On September 14, 2000, the Company received a letter of representation from Mr. Case's counsel notifying the Company of his resignation as a Director and that he had potential claims for certain payments relating to his employment/consulting agreement with the Company. The Company disputes the position taken by Mr. Case and is currently negotiating with Mr. Case to resolve such dispute. While Mr. Case has not instituted a legal proceeding based upon his claims, Mr. Case, through his counsel, has threatened to submit such dispute to arbitration. In the event a legal proceeding with respect to such dispute is initiated, the Company intends to defend any such proceeding vigorously. The Company and Mr. Case have reached a tentative agreement, mutually satisfying to both parties.

      On January 10, 2001, litigation was amicably resolved between the Parties and Fullcomm has withdrawn any and all civil and criminal complaints against Mr. Weinstein.

      Note 9 - Business and Credit Concentrations

      The amount reported in the financial statements for cash approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost.

      Note 10 - Development Stage Company

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

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

                              CONTESSA CORPORATION

                   Proforma Consolidated Financial Statements

                                  (Unaudited)

      The following unaudited proforma consolidated financial statements present a combined balance sheet and related statements of income, cash flows and stockholders' equity of Contessa Corporation (the "Company"), Fullcomm Acquisition Corp. ("Acquisition") and Fullcomm, Inc. ("Fullcomm") giving effect to the reverse acquisition and using the pooling method of accounting for the proposed combination pursuant to a Restated and Amended Merger Agreement and Plan of Merger ("Agreement"), which was dated as of January 28, 2000.

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

            The proforma consolidated financial statements of the Company consist of the balance sheet as at March 1, 2000 subsequent to the effect of transferring the assets and liabilities of the Company's restaurant subsidiary to Gastronnomia Bocca Di Rosa, Inc., which is controlled by Pietro Bortolatti, project manager and the cancellation of 562,500 shares of common stock giving effect to the proposed transactions as if they had been in effect throughout the periods presented. The information shown is based upon numerous assumptions and estimates and is not necessarily indicative of the results of future operations of the uncombined entities or the actual results that would have occurred had the transaction been consummated during the periods indicated. These statements should be read in conjunction with the consolidated financial statements of the Company.

                              CONTESSA CORPORATION
                      PROFORMA CONSOLIDATED BALANCE SHEET
                                 MARCH 1, 2000

                                                              Contessa          Fullcomm,                             Contessa
                                                             Corporation           Inc.         Adjustments          Corporation
                                                                                   ---          -----------
                        Assets
Current assets
 Cash and cash equivalents                                 $        1           $    1,439                                1,440
                                                           ----------           ----------
 Total current assets                                               1                1,439                                1,440

Property and equipment-net                                                          14,594                               14,594

Other assets
 Patent costs                                                                        1,917                                1,917
                                                                                ----------                            ---------
Total other assets                                                                   1,917                                1,917
                                                                                ----------                            ---------
Total assets                                               $        1           $  $17,950                            $  17,951
                                                           ==========           ==========                            =========

                                         Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable and accrued expenses                                          $   57,168                            $  57,168
 Loan payable                                                                       25,315                               25,315
                                                                                ----------                            ---------
 Total current liabilities                                                          82,483                               82,483

Stockholders' equity

 Preferred stock- authorized 5,000,000 shares.

$.001 par value each. At March 1, 2000, the
number of shares outstanding was -0-.
 Common Stock authorized 20,000,000 shares,                       231              250,236        (249,582)                 815
$.0001 par value each. At March 1, 2000, there                                                           70
are 2,304,006 shares outstanding prior to the
issuance of 5,136,100 shares for the acquisition
and 695,994 shares issued as a stock dividend
respectively.
 Additional paid in capital                                   310,806                             (310,806)             249,652
                                                                                                    249,582
                                                                                                       (70)
 Deficit accumulated during development stage               (311,036)            (314,769)          310,806           (314,769)
                                                           ----------           ----------       ----------          ----------
Total stockholders' equity                                          1             (64,533)              -0-            (64,532)
                                                           ----------           ----------       ----------          ----------
Total liabilities and stockholders' equity                 $        1           $   17,950       $      -0-          $   17,951
                                                           ==========           ==========       ==========          ==========

            See accompanying notes to proforma financial statements.


                                       F1

                              CONTESSA CORPORATION
                  PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                  MARCH 1, 2000

                                              Contessa          Fullcomm.                         Contessa
                                              Corporation           Inc.         Adjustments    Corporation
                                              -----------           ----         -----------    -----------
Revenue                                   $       -0-          $      -0-                       $      -0-

Costs of goods sold                               -0-                 -0-                              -0-
                                          -----------          ----------                       ----------

Gross profit                                      -0-                 -0-                              -0-

Operations:
 General and administrative                       -0-             295,163                          295,163
 Research and development                         -0-              18,000                           18,000
 Depreciation and amortization                    -0-               1,622                            1,622
                                          -----------          ----------                       ----------
 Total expense                                    -0-             314,785                          314,785

Loss from operations                              -0-           (314,785)                        (314,785)

Other income and expenses
 Interest income                                  -0-                 562                              562
 Interest expenses                                -0-               (546)                            (546)
                                          -----------          ----------                       ----------
Total other Income                                -0-                  16                               16

Net income (loss)                         $       -0-          $(314,769)                       $(314,769)
                                          ===========          ==========                       ==========

Net income loss) per share - basic        $       -0-          $   (0.04)                       $   (0.04)
                                          ===========          ==========                       ==========
Number of shares outstanding - basic       8,136,100            8,136,100                        8,136,100
                                          ===========          ==========                       ==========

            See accompanying notes to proforma financial statements.


                                       F1

                              CONTESSA CORPORATION
                 PROFORMA CONSOLIDATED STATEMENT OF CASH FLOWS
                                 MARCH 1, 2000

                                                                Contessa         Fullcomm,                     Contessa
                                                               Corporation          Inc.      Adjustments    Corporation
                                                               -----------          ----      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                   $-0-        $(314,769)                    $(314,769)
Adjustments to reconcile net loss to cash used in operating
activities
 Depreciation                                                                         1,622                         1,622
 Accounts payable and accrued expenses                                               57,168                        57,168
                                                                                 ----------                    ----------
TOTAL CASH FLOWS FROM OPERATIONS                                                  (255,979)                     (255,979)

CASH FLOWS FROM FINANCING ACTIVITIES
 Loan payable                                                                        25,315                        25,315
 Sale of common stock-net of offering expenses                                      250,236                       250,236
                                                                                 ----------                    ----------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                          275,551                       275,551

CASH FLOWS FROM INVESTING ACTIVITIES
 Patent costs                                                                       (1,917)                       (1,917)
 Purchase of fixed assets                                                          (16,216)                      (16,216)
                                                                                 ----------                    ----------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                         (18,133)                      (18,133)

NET INCREASE (DECREASE) IN CASH                                       -0-             1,439                         1,439
CASH BALANCE BEGINNING OF PERIOD                                        1               -0-                             1
                                                                     ----        ----------                    ----------
CASH BALANCE END OF PERIOD                                           $  1        $    1,439                    $    1,440
                                                                     ====        ==========                    ==========

            See accompanying notes to proforma financial statements


                                       F1

                              CONTESSA CORPORATION
             PROFORMA CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                 MARCH 1, 2000

                                                                                                   Deficit
                                           Common            Common         Additional        accumulated during
Date                                        Stock             Stock        paid in capital    development stage            Total
----                                        -----             -----        ---------------    -----------------            -----
Initial issuance of shares                 2,100,000               $210                                                  $      210

Issuance of shares for legal                  50,000                  5            9,995                                     10,000
services
Cancellation of shares                     (750,000)              $(75)       $     (75)
Sale of shares                               850,000                 85          299,915                                    300,000
Net loss                                                                                            $  155,362           $(155,362)
                                                                                                    ----------           ----------
Balance 12-31-1996                         2,250,000               $225       $  291,910             (155,362)             $136,773
Issuance of shares for                       562,000                $56       $  196,644                                    196,700
acquisition
Net loss                                                                                                21,298             (21,298)
                                                                                                    ----------           ----------
Balance 12-31-1997                         2,812,000               $281         $488,554             (176,660)             $312,175
Sale of shares under rule 504                 54,006                  6           18,896                                     18,902

Net loss                                                                                              114,866)            (114,866)
                                                                                                    ----------           ----------
Balance 12-31-1998                         2,866,506                287          507,450             (291,526)              216,211

Net loss 12-31-1999                                                                                   (63,691)             (63,691)
                                                                                                    ----------           ----------
Balance 12-31-1999                         2,866,506                287          507,450            $(355,217)              152,520

Sale of discontinued subsidiary            (562,500)               (56)        (196,644)              (44,181)            (152,519)
                                           --------                ----       ----------            ----------           ----------
2-23-2000 (1)
Balance 2-23-2000                          2,304,006                231          310,806            $(311,036)           $        1

Capital restructuring (2)                                                      (310,086)              $310,806
Issuance of shares for reverse             5,136,100                514          249,722            $(314,769)           $ (64,533)
merger(2)
Stock dividend                               695,994                 70             (70)                                        -0-
                                           --------                ----       ----------            ----------           ----------
Balance 3-1-2000                           8,136,100                815          249,652            $(314,999)           $ (64,532)
                                           =========               ====       ==========            ==========           ==========

(1) Gives effect to the discontinuance of restaurant subsidiary and sale of operations to Pietro Bortolatti
(2) Gives effect to the pooling method of accounting for the reverse merger and recapitalization
(3)   Gives effect to the stock dividend

            See accompanying notes to proforma financial statements


                                       F1

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

      b. Description of the Company

      Contessa Corporation was formed under the name United Health Management, Inc. to operate as a managed health care provider. On September 16, 1997. the board of directors of the Company changed the name of the Company to Contessa Corporation. On September 26, 1997, the Company entered into an acquisition agreement, whereby the Company acquired all of the issued and outstanding shares of Gastronnomia Bocca Di Rosa, Inc., a Florida corporation formed on June 12, 1997 ("GBDR") in exchange for 562,500 shares of the common stock. The Company became the parent company of GBDR, a wholly-owned subsidiary. Prior to the Acquisition, GBDR was a wholly owned subsidiary of Giuditta Investments, Inc., a corporation organized under the laws of Florida.

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

      b. Description of the Company

      Contessa Corporation was formed under the name United Health Management, Inc. to operate as a managed health care provider. On September 16, 1997, the board of directors of the Company changed the name of the Company to Contessa Corporation. On September 26, 1997, the Company entered into an acquisition agreement, whereby the Company acquired all of the issued and outstanding shares of Gastronnomia Bocca Di Rosa, Inc., a Florida corporation formed on June 12 1997 ("GBDR") in exchange for 562,500 shares of the common stock. The Company became the parent company of GBDR. a wholly-owned subsidiary. Prior to the Acquisition, GBDR was a wholly owned subsidiary of Giuditta Investments, Inc., a corporation organized under the laws of Florida.

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

      The accompanying consolidated financial statements have been prepared assuming that Contessa Corporation (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Contessa Corporation (a development stage company) to continue as a going concern.


                                                   /s/ Thomas P. Monahan
                                                   -----------------------------
                                                   Thomas P. Monahan, CPA

February 19, 2000
Paterson, New Jersey

                                                                    December 31,
                                                                        1999
                                                                    ------------

                Assets

Current assets
 Cash and cash equivalents                                             $      1
                                                                       ---------
 Total current assets                                                         1
Capital assets                                                          132,148
Other assets
 Excess of purchase paid over book values                               196,644
 Security deposits                                                       10,533
                                                                       ---------
 Total other assets                                                     207,177
                                                                       ---------

Total assets                                                           $339,326
                                                                       ========

      Liability and Stockholders' Equity

Current liabilities
 Loans payable related party                                           $176,656
 Loan payable                                                            10,150
                                                                       ---------
 Total liabilities                                                      186,806

Stockholders equity

Preferred stock-$.00l par value, authorized
5,000,000 shares. The number of shares
outstanding at December 31, 1999 is -0-.

Common stock-$.000l par value, authorized
20,000,000 shares. The number of shares
outstanding at December 31, 1999 was 2,866,506
                                                                            287
 Additional paid in capital                                             507,450
 Accumulated deficit during development stage                          (355,217)
                                                                       ---------
Total stockholders equity                                               152,520
                                                                       ---------
Total liabilities and stockholders equity                              $339,326
                                                                       ========

                              CONTESSA CORPORATION
                         (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                                    For the
                                                                    period
                              For the            For the        from inception
                             year ended         year ended      March 7, 1996 to
                            December 31,       December 31,      December 31,
                                1998              1999               1999
                            ----------        -------------     ----------------
Income                      $      -0-        $      -0-          $      -0-
Costs of goods sold -              -0-               -0-                 -0-
                            ----------        ----------          ----------
Gross profit                       -0-               -0-                 -0-

Operations:
 General and                   114,866            63,691             355,217
  administration
 Depreciation and
  amortization                     -0-               -0-                 -0-
                            ----------        ----------          ----------

Total expense                  114,866            63,691             355,217

Net Profit (Loss)
 from operations            $ (114,866)       $  (63,691)         $ (355,217)
                            ==========        ==========          ==========

Net income per
 share-basic                $     (.04)       $     (.02)         $     (.12)
                            ==========        ==========          ==========

Total number of
 shares outstanding          2,812,000         2,866,506           2,866,506
                            ==========        ==========          ==========

                              CONTESSA CORPORATION
                         (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     For the
                                                                   period from
                                        For the      For the        inception
                                       year ended   year ended    March 7, 1996
                                      December 31,  December 31, to December 31,
                                          1998         1999            1999
                                      -----------   ------------ --------------

Cash Flows from Operating Activities
 Net profit (loss)                    $ (114,866)   $ (63,691)       $(355,217)
 Depreciation and amortization               -0-          -0-              -0-
 Non-cash transactions                                                  10,056
                                      ----------    ---------        ---------
 Total Cash Flows from
  Operations                            (114,866)     (63,691)        (345,161)

Cash Flows from Financing Activities
  Loan payable                                         10,150           10,150
  Loan payable-affiliated parties                      49,224          176,656
  Sale of stock                           18,902                       301,037
                                      ----------    ---------        ---------
Total Cash Flows from
  Financing Activities                    18,902       59,374          487,843

Cash Flows from Investing Activities
  Capital assets                         (29,878)                     (132,148)
  Security deposit                        (7,022)                      (10,533)
                                      ----------    ---------        ---------
Total Cash Flows from
  Investing Activities                   (31,400)                     (142,681)

Net Increase(Decrease)in Cash            (23,818)      (4,317)               1

Cash Balance Beginning
  of Period                               28,136        4,318              -0-
                                      ----------    ---------        ---------
Cash Balance End of Period            $    4,318    $       1        $       1
                                      ==========    =========        =========

                              CONTESSA CORPORATION
                         (a development stage company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                                                                        Deficit
                                                                      Accumulated
     Date  Preferred  Preferred  Common    Common     Additional        during
             Stock      Stock     Stock    Stock        paid in       development        Total
                                                                         stage
Initial issuance of shares      2,100,000       $210                                    $     210
Issuance of shares
 for legal services                50,000          5          9,995                        10,000
Cancellation of shares           (750,000)       (75)           (75)
Sale of shares                    850,000         85        299,915                       300,000
Net loss                                                               (155,362)         (155,362)
                                ---------      -----       --------   ----------        ---------
Balance 12-31-1996              2,250,000        225        291,910    (155,362)          136,773

Issuance of shares
 for acquisition                  562,000         56        196,644                       196,700
Net loss                                                                (21,298)          (21,298)
                                ---------      -----       --------   ----------        ---------
12-31-1997                      2,812,000       $281       $488,554    (176,660)         $312,175

Sale of shares
 under rule 504                    54,006          6         18,896                        18,902
Net loss                                                               (114,866)         (114,866)
                                ---------      -----       --------   ----------        ---------
Balance 12-31-1998              2,866,506       $287       $507,450    (291,526)        $ 216,211

Net loss                                                                (63,691)          (63,691)
                                ---------      -----       --------   ----------        ---------
Balance 12-31-1999              2,866,506       $287       $507,450   $(355,217)         $152,520
                                =========      =====       ========   ==========        =========

                              CONTESSA CORPORATION
                         (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

Note 1. Organization of Company and Issuance of Common Stock

      a. Creation of the Company

      Contessa Corporation (the "Company") was first formed under the laws of Delaware on March 7, 1996 under the name United Health Management, Inc. with an initial capitalization of 20,000,000 shares of common stock, $.0001 par value each and 1,000,000 shares of blank check preferred stock, .001 par value each. On March 26, 1996, the Company amended its certificate of incorporation to change its name to United Health Partners, Inc. On September 17, 1997, the Company amended its certificate to change its name to Contessa Corporation and increase the authorized number of shares of preferred shares to 5,000,000, $.00l par value each.

      b. Description of the Company

      Contessa Corporation was formed under the name United Health Management, Inc. to operate as a managed health care provider. On September 16, 1997, the board of directors of the Company changed the business of the Company to Contessa Corporation. On September 26, 1997, the Company entered into an acquisition agreement, whereby the Company acquired all of the issued and outstanding shares of Gastronnomia Bocca Di Rosa, Inc., a Florida corporation formed on June 12, 1997 ("GBDR") in exchange for 562,500 shares of the common stock. The Company became the parent company of GBDR, a wholly-owned subsidiary. Prior to the Acquisition, GBDR was a wholly owned subsidiary of Giuditta Investments, Inc. and controlled by Mr. Pietro Hortolatti, a corporation organized under the laws of Florida.

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

      d. Earnings per share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS") . Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital

                              CONTESSA CORPORATION
                         (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

structures. Basic EPS includes no dilution and is computed by dividing net income by the total number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could dilute the shares in computing the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options or the conversion of debt into common stock.

      Pursuant to the requirements of the Securities and Exchange Commission, the calculation of the shares used in computing basic and diluted EPS include the shares of common stock issued for the acquisition of GBDR.

      Shares used in calculating basic and diluted net income per share were as follows:

                                      Year ended             Year ended
                                      December 31,           December 31,
                                         1998                  1999
                                      -----------------------------------

Total number common
   shares outstanding                  2,866,506            2,866,506
                                       ---------            ---------

Shares used in calculating
   per share amounts - Diluted         2,866,506            2,866,506
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

      j. The Company has adopted the provisions of SOP 98-5 requiring that certain expenses classified as pre-opening expenses accumulated in connection with the activities of the restaurant prior to its opening be charged as incurred, As of December 31, 1999, the Compahy has charged $84,554 to operations.

                              CONTESSA CORPORATION
                         (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

Note 3 - Capital Assets

      Capital Assets consisted of the following at December 31, 1999:

                            Asset            Accumulated          Total
                            Cost             Depreciation
Store equipment             $132,148              $-0-           $132,148
                            --------                             --------

Note 4 - Preferred Stock

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