Form 10QSB
period 2001-03-31
FULLCOMM TECHNOLOGIES INC
filed 2001-05-22
CIK 1072816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   ----------------    -----------------

                         Commission file number 0-25007

                          FULLCOMM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                             65-0656268
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

110 West Franklin Avenue
Pennington, New Jersey                                                    08534
----------------------                                                    -----
(Address of principal executive offices)                             (Zip Code)

      (609) 730-9900 (Registrant's telephone number, including area code)
      --------------

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of March 1, 2001, there were 8,583,189 shares of the Registrant's common stock, of par value $0.0001 issued and outstanding.

                          FULLCOMM TECHNOLOGIES, INC.
                 MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-QSB
                               TABLE OF CONTENTS

                                                                     Page Number

         Special Note Regarding Forward Looking Information ..................3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ................................................4
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................6
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........11

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................11
Item 2.  Changes in Securities and Use of Proceeds...........................11
Item 3.  Defaults Upon Senior Securities.....................................11
Item 4.  Submission of Matters to a Vote of Security Holders.................11
Item 5.  Other Information...................................................11
Item 6.  Exhibits and Reports on Form 8-K....................................11

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Report of Reviewing Independent Accountant..........................F-1
        Consolidated Balance Sheet as of March 31, 2001.......................2
        Consolidated Statements of Operations
          for the three months ended March 31, 2001 and 2000 .................3
        Consolidated Statements of stockholders' equity (deficit) ............4
        Consolidated Statements of Cash Flows
          for the three months ended March 31, 2001 and 2000 .................5
        Notes to Consolidated Financial Statements............................6

ITEM 1. LEGAL PROCEEDINGS.

      1. In January, 2000, The Company entered into a 2 year employment agreement with Richard Case as Chief Executive Officer for a monthly salary of $10,000 per month, certain benefits including health insurance, 4 weeks vacation, reimbursement for out of pocket expenses and 175,000 options to purchase shares of common stock of the Company at $0.10 per share with "piggyback" registration rights. In addition, if, in the eventuality a "Change in Control" occurs, Mr. Case would be entitled to receive the difference between moneys that he actually received upon termination and 2.99 times his base amount. As of December 31, 2000, the Company has paid an aggregate of $10,762. Mr. Case was terminated in May, 2000 and has converted his employment agreement into a consulting agreement. As of March 31, 2001, the Company is negotiating a settlement of this agreement.

      2. On April 28, 2000, the Company entered into a 2 year employment agreement with Howard M. Weinstein as Chief Executive Officer for an annual base salary of $130,000 along with certain fringe benefits including health insurance, 4 weeks vacation and reimbursement of out of pocket expenses. Mr. Weinstein terminated the employment agreement on October 31, 2000 and on January 10, 2001 entered into a Stipulation of Settlement agreement to mutually release the parties from any further obligations.

      There is no other material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 5. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

      (b) Reports on Form 8-K.

          The Company filed a Form 8-K in February of 2001 changing their accountant back to Thomas P. Monaham after having replaced him in the spring of 2000 with Goldstein, Golub & Kessler.

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

      The Company has completed a detailed schematic of its hardware device and is in the final stages of completing its prototype. The delivery date of the completed prototype is expected in 2001. The device, in conjunction with proprietary server-side software, client-side software and party authentication software is expected to achieve data protection while in transit and data protection from duplication at the consumers' personal computer. The device will have two distinct modes of operational security. The first mode will feature security in which copyright protection is the major concern. In this mode, a user would be able to view data, but would be barred from duplicating such data. The second mode supports information sharing over public and private networks and allows authorized users to access and manipulate data files which have been decrypted at the hardware device.

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

LIQUIDITY AND CAPITAL RESOURCES

      Overview

      The Company's cash balance was $1,646 and working capital deficit was $(462,708) at March 31, 2001.

      As of March 31, 2001, the Company had a tax loss carry-forward of $(2,197,171) to off-set future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forward, if at all, in future fiscal years.

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

      The Company anticipates that it will be able to fund operations through the middle of the fourth quarter of 2001. However, in order to fund its research and development and commercialization efforts, including hiring of additional employees, it will be necessary for the Company to seek to raise additional capital through the issuance of securities of the Company during the fourth quarter of 2001. The Company currently does not have any formal agreement or understanding with any third party regarding any such offering of securities, and there can be no assurance that any such offering will, in fact, occur or be consummated. It is likely that the current stockholders will experience significant and immediate dilution in their current ownership due to the issuance of such securities. Additional financing will be required thereafter which may, if and when consummated by the Company, cause further dilution of ownership.

Results of operations for the year ended December 31, 2000

      The Company is a development stage company. From inception through March 31, 2001, the Company has had no revenues.

      The Company has incurred losses each year since inception and has an accumulated deficit of $2,197,131 at March 31, 2001. The Company expects to continue to incur losses over approximately the next two to three years from expenditures on research, product development, marketing and administrative activities.

      The Company's general and administrative costs aggregated approximately $162,478, including deferred compensation expense of $109,374. These expenditures represent salaries and payroll taxes of $12,609, telephone expense of $713, professional fees of $14,783, rent of $713 and office and computer expense of $4,874. The increase in general and administrative expenses, resulted primarily from a significant increase in operating activities.

      Research and development expenses consist of professional salaries and benefits and allocated overhead charged to research and development projects. Research and development expenses during the three months ended March 31, 2001, were $21,967. The increase in research and development expenses resulted primarily from a significant increase in operating activities.

      The Company does not expect to generate significant revenues from product sales for approximately the next two to three years during which the Company will engage in significant research and development efforts. However, the Company may enter into licensing or other agreements with marketing and distribution partners that may result in license fees and other related revenues. No assurance can be given, however, that such research and development efforts will result in any commercially viable products, or that any licensing or other agreements with marketing and distribution partners will be entered into and result in revenues. The Company's future success will depend on its ability to transform its research and development activities into commercializable products.

The Company's ability to realize benefit of its deferred tax asset from its losses presently incurred will depend on the generation of future taxable income. Because the Company has yet to recognize any revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

      The Company recognized no income tax benefit for the loss generated for the three months ended March 31, 2001. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income.

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report which are not statements of historical fact are forward-looking statements. See "Special Note Regarding Forward-Looking Information" on Page 3.

      On March 1, 2000, the Company consummated a merger with Fullcomm
Inc., a digital security solutions provider. Prior to consummation of the merger with Fullcomm, assets related to the restaurant business were returned to the restaurant in return for cancellation of 562,500 shares in the Company. Our principal assets currently consist of the encryption system we are developing to safeguard user information on the Internet.

      The Company has not yet generated any revenues, but is ready to begin beta testing its prototype of its encryption devices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not Applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

(b) Reports on Form 8-K.

      On April 3, 2001, the Current Report on Form 8-K dated April 4, 2001, regarding the change in the Company's Accountant.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FULLCOMM TECHNOLOGIES, INC.


Dated: May 22, 2001                         By: /s/ BRENDAN G. ELLIOTT,
                                                    President

                               10Q Review Letter

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
  Fullcomm Technologies, Inc.(a development stage company)

I have reviewed the accompanying consolidated balance sheet of Fullcomm Technologies, Inc., (a development stage company) as of March 31, 2001, and the related consolidated statements of operations and of cash flows for the three month periods ended March 31, 2000 and 2001. These financial statements are the responsibility of the Company's management.

I have conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

I previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, of changes in shareholders'equity and of cash flows for the year then ended (not presented herein), and in my report dated April 13, 2001, that was prepared assuming that Fullcomm Technologies, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Fullcom Technologies, Inc. (a development stage company) to continue as a going concern. In my opinion, the accompanying balance sheet information as of December 31, 2000, is fairly stated, in all material respects with relation to the balance sheet from which it has been derived.


Thomas Monahan Certified Public Accountant
Paterson, New Jersey
May 8, 2001

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       December 31,   March 31,
                                                           2000          2001
                                                                      Unaudited
                                     ASSETS

Current assets
  Cash                                                $     4,842   $     1,646
                                                      -----------   -----------
  Total current assets                                      4,842         1,646

Furniture and equipment, net
of accumulated depreciation                                12,463        11,729

Other assets

  Patent costs                                             13,651        14,531
                                                      -----------   -----------
Total other assets                                         13,651        14,531
                                                      -----------   -----------
    TOTAL ASSETS                                      $    30,956   $    27,906
                                                      ===========   ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                    $204,096   $   251,229
Loan Payable                                              207,875       213,125
                                                      -----------   -----------
    Total Current Liabilities                             411,971       464,354

STOCKHOLDERS' DEFICIT:
Preferred stock, 5,000,000 shares,
 $0.001 par value, authorized;
  no shares issued                                             --            --
Common stock, 20,000,000 shares,
 $0.0001 par value, authorized; At December 31, 2000
 and March 31, 2001 there are 8,583,189 and 8,583,189
 shares issued and outstanding respectively                   859           859
Capital in excess of par                                2,160,869     2,160,869
Deficit accumulated during the
 development stage                                     (2,032,323)   (2,197,131)
Deferred compensation                                    (510,420)     (401,045)
                                                      -----------   -----------
  Total Stockholders' Deficit                            (381,015)     (436,448)
                                                      -----------   -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $    30,956   $    27,906
                                                      ===========   ===========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                 For the period  For the period
                                                 from inception  from inception
                                      For the     January 15,    on January 15,
                                    three months    through       1999, through
                                     March 31,      March 31,       March 31,
                                        2001          2000            2001
                                    -----------  --------------  --------------

Revenue                             $      --    $       --        $      --

Costs of goods sold                        --            --               --
                                    ---------    ----------      -----------
Gross profit                               --            --               --

Operating Expenses:
  General and administrative          162,478        27,605          829,575
  Deferred compensation               109,374                        473,954
  Stock issued for services                                          110,000
  Research and development             21,967        46,998          778,180
  Depreciation expense                    734                          4,487
                                    ---------    ----------      -----------
Total Operating Expenses              159,680       209,476        2,196,196

Loss from operations                 (159,680)     (209,476)      (2,196,196)

Other Income and Expense:
Interest and dividend income              122           498           15,842
Interest expense                       (5,250)       (2,263)         (16,777)
                                    ---------    ----------      -----------
Total other income (loss)              (5,128)       (1,765)            (935)

Net Income (Loss)                   $(164,808)    $(211,241)     $(2,197,131)
                                    =========    ==========      ===========

Basic and diluted net loss
per share.....................      $   (0.02)   $    (0.03)
                                    ==========   ==========

Basic and diluted weighted
average number of shares
outstanding...................       8,583,189    7,061,489
                                    ==========   ==========

           See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

          FROM INCEPTION ON JANUARY 15, 1999 THROUGH DECEMBER 31, 2000

                                             Capital in
                                             Excess of     Accumulated     Deferred
                           Common Stock      Par Value       Deficit     Compensation   Total
                      --------------------   ----------    -----------  -------------
                         Shares     Amount
                         ------     ------
Issuance of
  common stock        4,500,000       $450    $   59,550    $        --   $      --    $   60,000

Issuance of common
 stock for cash         517,124         52     1,090,184             --          --     1,090,236

Issuance of common
 stock in reverse
 merger               3,000,000        300          (300)            --          --            --

Issuance of common
 stock for
 consulting services    350,000         35       874,965             --    (510,420)      364,580

Issuance of common
 stock for
stockholder's loan        5,000          1        26,491             --          --        26,492

Issuance of common
 stock for Placement
 and Merger Fees        118,433         12           (12)            --          --            --

Issuance of common
 stock for Services      92,632          9       109,991             --          --       110,000

Net loss                     --         --            --     (2,032,323)         --    (2,032,323)
                      ---------       ----    ----------    -----------   ---------    ----------
Balance at
 December 31, 2000    8,583,189       $859    $2,160,869    $(2,032,323)  $(510,420)   $ (381,015)

Unaudited

Write down of
deferred compensation                                                       109,375       109,375

Net loss
March 31, 2001                                                 (164,808)                 (164,808)
                      ---------       ----    ----------    -----------   ---------    ----------
Balance at
 March 31, 2001       8,583,189       $859    $2,160,869    $(2,197,131)  $(401,045)    $(436,448)
                      =========       ====    ==========    ===========   =========    ==========

           See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        For the period    For the period
                                                        from inception    from inception
                                            For the     on January 15,    on January 15,
                                          three months     through        1999, through
                                            March 31,      March 31,        March 31,
                                              2001           2000              2001
                                          ------------   ------------      ------------

Cash flows used in operating activities:
Net loss...............................   $   (164,808)  $   (211,241)    $  (2,197,131)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Deferred compensation..................        109,374             --           473,954
Stock Issued for Services..............                            --           110,000
Depreciation...........................            734          2,263             4,487
Interest expense                                 5,050                           13,125
Increase (decrease) in operating assets:

Increase in operating liabilities:
Accounts payable and accrued expenses..         47,334          3,647           251,229
                                          ------------   ------------      ------------
Net cash used in operating activities..         (2,316)      (205,331)      (1,343,602)
                                          ------------   ------------      ------------

Cash flows from investing activity:
Patent costs                                      (880)                         (14,531)
Purchase of furniture and equipment....             --                          (16,216)
                                          ------------   ------------      ------------
                                                  (880)                        (30,747)
Cash flows provided by financing
 activity:
Proceeds from issuance of common stock.                       900,000         1,150,236
Proceeds from notes payable............                       100,000           500,000
Repayment of notes payable.............                            --          (300,000)
Proceeds from loan from shareholder....                            --            26,492
                                          ------------   ------------      ------------
Cash flows provided by financing
 activities:                                                1,000,000         1,376,728

Net increase in cash...................         (3,196)       794,669             1,646

Cash at beginning of period............          4,842          1,439                --
                                          ------------   ------------      ------------

Cash at end of period..................   $      1,646   $    796,108      $      1,646
                                          ============   ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                           $         --    $        --
      Income taxes                       $         --    $        --

           See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2001, the results of its operations for the three months ended March 31, 2000 and 2001, the results of its operations and cash flows for the three months ended March 31, 2001 and for the period from inception on January 15, 1999 through March 31, 2001 and its operations and cash flows for the period from inception on January 15, 1999 through March 31, 2001.

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

NOTE 2 - LOSS PER SHARE

      Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from January 15, 1999 through March 31, 2001, there were no dilutive securities outstanding. During the three months and three months ending March 31, 2001, shares to be issued upon the exercise of options and warrants are not included in the computation of loss per share as their effect is anti-dilutive.

NOTE 3 - SIGNIFICANT EVENTS

      1. In January, 2000, the Company entered into a 2 year employment with Richard Case as Chief Executive Officer for a monthly salary of $10,000 per month, certain benefits including health insurance, 4 weeks vacation, reimbursement for out of pocket expenses and 175,000 options to purchase shares of common stock of the Company at $0.10 per share with "piggyback" registration rights. In addition, if, in the eventuality a "Change in Control" occurs, Mr. Case would be entitled to receive the difference between moneys that he actually received upon termination and 2.99 times his base amount. As of December 31, 2000, the Company has paid an aggregate of $10,762. Mr. Case was terminated in May, 2000 and has converted his employment agreement into a consulting agreement. As of March 31, 2001, the Company is negotiating a settlement of this agreement.

      2. On April 28, 2000, the Company entered into a 2 year employment agreement with Howard M. Weinstein as Chief Executive Officer for an annual base salary of $130,000 along with certain fringe benefits including health insurance, 4 weeks vacation and reimbursement of out of pocket expenses. Mr. Weinstein terminated the employment agreement on October 31, 2000 and on January 10, 2001 entered into a Stipulation of Settlement agreement to mutually release the Company from any further obligations.

      3. On March 28, 2000, the Company consummated a private placement with twelve investors pursuant to which such investors purchased an aggregate of 416,000 restricted shares of the Company's Common Stock, at a price per share of $2.50, for an aggregate purchase price of $1,040,000. The Company paid placement fees totaling $140,000 and received net proceeds from the placement of $900,000. In connection with such private placement, the Company became obligated to compensate RK Grace & Company, as its placement agent ("RK Grace"), and Grace Securities, Inc., as its consultant ("Grace"). On April 28, 2000, RK Grace and Grace agreed to reduce certain aspects of their respective fees relating to such private placement and Merger. Subsequent to the end of the quarter, on July 21, 2000, the Company issued to (i) RK Grace and its designees an aggregate of 41,600 common stock purchase warrants at an exercise price of $2.75 per share and to RK Grace an aggregate of 118,433 restricted shares of its Common Stock and (ii) Grace an aggregate of 58,333 common stock purchase warrants at an exercise price of $2.75 per share.

      As of March 31, 2001, the Company has reserved 218,366 shares of common stock pending the exercise of these warrants.

NOTE 4 - INCOME TAXES

      The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

      At March 31, 2001, the Company has net operating loss carry forwards for income tax purposes of $2,197,131. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

      The components of the net deferred tax asset as of March 31, 2001 are as follows:

Deferred tax asset:
Net operating loss carry forward               $ 747,025
Valuation allowance                            $(747,025)
                                               ---------
Net deferred tax asset                         $     -0-

      The Company recognized no income tax benefit from the loss generated for the period from inception, January 15, 1999 to March 31, 2001. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize any revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.