Form 10QSB
period 2001-06-20
FULLCOMM TECHNOLOGIES INC
filed 2001-08-20
CIK 1072816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-25007

                           FULLCOMM TECHNOLOGIES, INC.
      (Exact name of small business issuer as specified in its charter)

Delaware                                                              65-0656268
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

110 West Franklin Avenue
Pennington, New Jersey                                                     08534
(Address of principal executive offices)                              (Zip Code)

                                (609) 730-9900
                         (Issuer's telephone number)


         Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of August 15, 2001, there were 8,583,189 shares of the Registrant's common stock, par value $.0001 per share issued and outstanding.

         Transitional Small Business Disclosure Format (check one); Yes __ No X

                           FULLCOMM TECHNOLOGIES, INC.
                  JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                              Page Number

          Special Note Regarding Forward Looking Statements ............................3

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements .........................................................4
Item 2.   Management's Discussion and Analysis or Plan of Operation....................14


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings............................................................19
Item 2.   Changes in Securities and Use of Proceeds....................................19
Item 3.   Defaults upon Senior Securities..............................................19
Item 4.   Submission of Matters to a Vote of Security Holders..........................19
Item 5.   Other Information............................................................19
Item 6.   Exhibits and Reports on Form 8-K.............................................19

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward- looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Report of Reviewing Independent Accountant..........................................5
         Consolidated Balance Sheet as of June 30, 2001 and December 31, 2000................6
         Consolidated Statements of Operations
              for the three and six months ended June 30, 2001 and 2000 .....................7
         Consolidated Statement of Stockholders' Equity (Deficit)............................9
         Consolidated Statements of Cash Flows
              for the three months ended June 30, 2001 and 2000 ............................10
         Notes to Consolidated Financial Statements.........................................11

                             10QSB REVIEW LETTER
                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of
  Fullcomm Technologies, Inc.(a development stage company)

          I have reviewed the accompanying consolidated balance sheet of Fullcomm Technologies, Inc. (a development stage company) as of June 30, 2001, and the related consolidated statements of operations and of cash flows for the six month periods ended June 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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

          I previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in my report dated April 13, 2001, that was prepared assuming that Fullcomm Technologies, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Fullcomm Technologies, Inc. (a development stage company) to continue as a going concern. In my opinion, the accompanying balance sheet information as of December 31, 2000, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.

By:     /s/ Thomas P. Monahan
   ________________________________
       Thomas P. Monahan
       Certified Public Accountant

       Paterson, New Jersey
       August 14, 2001

                  FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                               December 31,   June 30,
                                                                  2000          2001
                                                                             Unaudited

                                ASSETS


Current assets

  Cash                                                       $     4,842   $       979
                                                                 -------       -------
  Total current assets                                             4,842           979

Furniture and equipment, net
of accumulated depreciation                                       12,463        11,234

Other assets

  Patent costs                                                    13,651        14,795
                                                                  ------        ------
Total other assets                                                13,651        14,795
                                                                  ------        ------
    TOTAL ASSETS                                             $    30,956        27,008
                                                                  ======        ======

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                        $   204,096       386,371
Loan Payable                                                     207,875       218,375
                                                                 -------       -------
    Total Current Liabilities                                    411,971       604,746


STOCKHOLDERS' DEFICIT:
Preferred stock, 5,000,000 shares,
 $0.001 par value, authorized;
  no shares issued                                                    --            --
Common stock, 20,000,000 shares,
 $0.0001 par value, authorized; At December 31,
 2000 and June 30, 2001 there are
 8,583,189 and 8,583,189 shares issued and
 outstanding respectively                                            859           859
Capital in excess of par                                       2,160,869     2,160,869
Deficit accumulated during the
 development stage                                            (2,032,323)   (2,447,796)
Deferred compensation                                           (510,420)   (  291,671)
                                                              ----------    ----------
  Total Stockholders' Deficit                                   (381,015)   (  577,738)
                                                              ----------    ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    30,956   $    27,008
                                                              ==========   ===========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                           For the three  For the three
                                           months ended   months ended
                                           June 30,       June 30,
                                               2001         2000
                                           -----------  --------------
Revenue                                   $       --    $       --

Costs of goods sold                               --            --
                                               -----        ------
Gross profit                                      --            --

Operating Expenses:
  General and administrative                  86,031       173,366
  Deferred compensation                      109,374
  Stock issued for services
  Research and development                    49,533        20,290
  Depreciation expense                           495
                                             -------       -------
Total Operating Expenses                     245,433       193,656
Loss from operations                        (245,433)     (193,656)

Other Income and Expense:
Interest and dividend income                      18         7,282
Interest expense                              (5,250)        1,421
                                           ---------       -------
Total other income (loss)                     (5,232)        8,703


Net Income (Loss)                         $ (250,665)   $ (184,953)
                                          ==========    ==========

Basic and diluted net loss
per share.....................            $    (0.02)   $    (0.03)
                                          ===========    ==========

Basic and diluted weighted
average number of shares
outstanding...................             8,583,189     7,061,489
                                          ==========     =========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                               For the period
                                                                              from inception
                                            For the six       For the six       on January 15,
                                           months ended      months ended     1999, through
                                              June 30,          June 30,          June 30,
                                               2001              2000               2001
                                           --------------   -------------     --------------
Revenue                                   $       --        $      --         $        --

Costs of goods sold                               --               --                  --
                                               ------           ------              ------
Gross profit                                      --               --                  --

Operating Expenses:
  General and administrative                 113,636          335,844             915,606
  Deferred compensation                      218,748                              583,328
  Stock issued for services                                                       110,000
  Research and development                    71,500           67,288             827,713
  Depreciation expense                         1,229                                4,982
                                             -------          -------           ---------
Total Operating Expenses                     405,113          403,132           2,441,629

Loss from operations                        (405,113)        (403,132)         (2,441,629)

Other Income and Expense:
Interest and dividend income                     140            7,780              15,860
Interest expense                             (10,500)            (842)            (22,027)
                                           ---------          -------           ---------
Total other income (loss)                    (10,360)           6,938              (6,167)

Net Income (Loss)                         $ (415,473)       $(396,194)        $(2,447,796)
                                          ============      ==========        ============

Basic and diluted net loss
per share.....................            $    (0.06)       $   (0.06)
                                          ===========       ==========

Basic and diluted weighted
average number of shares
outstanding...................             8,583,189        7,061,489
                                          ==========        =========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

          FROM INCEPTION ON JANUARY 15, 1999 THROUGH DECEMBER 31, 2000


                                             Capital in
                                             Excess of    Accumulated      Deferred
                         Common Stock       Par Value     Deficit       Compensation   Total
                      Shares      Amount

Issuance of
  common stock        4,500,000   $450   $   59,550      $        --    $      --      $    60,000

Issuance of common
 stock for cash         517,124     52    1,090,184               --           --        1,090,236

Issuance of common
 stock in reverse
 merger               3,000,000    300         (300)              --           --               --

Issuance of common
 stock for
 consulting services    350,000     35      874,965               --     (510,420)         364,580

Issuance of common
 stock for
stockholder's loan        5,000      1       26,491               --           --           26,492

Issuance of common
 stock for Placement
 and Merger Fees        118,433     12          (12)              --           --               --

Issuance of common
 stock for Services      92,632      9      109,991               --           --          110,000

Net loss                     --     --           --       (2,032,323)          --       (2,032,323)
                       --------   ----   -----------     -----------    ----------     ------------

Balance at
 December 31, 2000    8,583,189   $859   $2,160,869      $(2,032,323)   $(510,420)     $  (381,015)

Unaudited

Write down of
deferred compensation                                                      218,750         218,750

Net loss
June 30, 2001                                               (415,473)                    (415,473)
                      ---------   -----  ----------      ------------   ----------       ----------
Balance at
 June 30, 2001        8,583,189   $859   $2,160,869      $(2,447,796)   $(291,670)    $  (577,738)
                      =========   ====   ==========      ============   ==========    ============


            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        For the period
                                                                                        from inception
                                                       For the six      For the six     on January 15,
                                                       months ended     months ended    1999, through
                                                         June 30,        June 30,          June 30,
                                                           2001            2000              2001

Cash flows used in operating activities:
Net loss .........................................     $(415,473)     $  (607,435)       $(2,447,796)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Deferred compensation ............................         218,748          145,832          583,328
Stock Issued for Services ........................                               --          110,000
Depreciation .....................................           1,229            1,119            4,982
Interest expense .................................          10,500                            18,377
Increase (decrease) in operating assets:

Increase in operating liabilities:
Accounts payable and accrued expenses ............         182,275           13,975          386,371
                                                         -----------      -----------      -----------
Net cash used in operating activities ............          (2,721)        (449,262)      (1,344,738)
                                                         -----------      -----------      -----------

Cash flows from investing activity:

Patent costs .....................................          (1,142)                          (14,795)
Purchase of furniture and equipment ..............              --                           (16,216)
                                                         -----------                       -----------
                                                            (1,142)                          (31,011)
Cash flows provided by financing activity:

Proceeds from issuance of common stock ...........                           900,000       1,150,236
Proceeds from notes payable ......................                           100,000         500,000
Repayment of notes payable .......................                          (100,000)       (300,000)
Proceeds from loan from shareholder ..............                             1,177          26,492
                                                         -----------      -----------      -----------
Cash flows provided by financing
 Activities: .....................................                           901,177       1,376,728


Net increase in cash .............................          (3,863)          451,915             979

Cash at beginning of period ......................           4,842             1,439              --
                                                         -----------      -----------      -----------

Cash at end of period ............................     $       979       $   796,108      $      979
                                                         ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ...................................     $        --      $        --
      Income taxes ...............................     $        --      $        --

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

       In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2001, the results of its operations for the six-months ended June 30, 2000 and 2001, the results of its operations and cash flows for the six months ended June 30, 2001 and for the period from inception on January 15, 1999 through June 30, 2001 and its operations and cash flows for the period from inception on January 15, 1999 through June 30, 2001.

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

NOTE 2 - LOSS PER SHARE

       Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from January 15, 1999 through June 30, 2001, there were no dilutive securities outstanding. During the six months ending June 30, 2001, shares to be issued upon the exercise of options and warrants are not included in the computation of loss per share as their effect is anti-dilutive.

NOTE 3 - SIGNIFICANT EVENTS

         1. In January, 2000, The Company entered into a 2 year employment with Richard Case as Chief Executive Officer for a monthly salary of $10,000 per month, certain benefits including health insurance, 4 weeks vacation, reimbursement for out of pocket expenses and is to receive 175,000 options to purchase shares of common stock of the Company at $0.10 per share with "piggyback" registration rights. In addition, if in the eventuality a "Change in Control" occurs, Mr. Case would be entitled to receive the difference between moneys that he actually received upon termination and 2.99 times his base amount. As of December 31, 2000, the Company has paid an aggregate of $10,762. Mr. Case was terminated in May, 2000 and has converted his employment agreement into a consulting agreement. As of June 30, 2001, the Company is negotiating a settlement of this agreement.

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

         As of June 30, 2001, the Company has reserved 218,366 shares of common stock pending the exercise of these warrants.

NOTE 4 INCOME TAXES

         The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

         At June 30, 2001, the Company has net operating loss carry forwards for income tax purposes of $2,447,796. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

         The components of the net deferred tax asset as of June 30, 2001 are as follows:

        Deferred tax asset:
        Net operating loss carry forward            $ 587,471
        Valuation allowance                         $(587,471)
        Net deferred tax asset                      $  -0-

         The Company recognized no income tax benefit for the loss generated for the period from inception, January 15, 1999, to June 30, 2001.

         The Company recognized no income tax benefit from the loss generated for the period from inception, January 15, 1999 to June 30, 2001. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         The Company's cash balance was $979 and working capital deficit was $(603,767) at June 30, 2001.

         As of June 30, 2001, the Company had a tax loss carry-forward of $(2,447,796) to off-set future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forward, if at all, in future fiscal years.

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

Results of operations for the six months ended June 30, 2001.

         The Company is a development stage company. From inception through June 30, 2001, the Company had no revenues.

         The Company has incurred losses each year since inception and has an accumulated deficit of $2,447,796 at June 30, 2001. The Company expects to continue to incur losses over, approximately, the next two to three years from expenditures on research, product development, marketing and administrative activities.

         The Company's general and administrative costs aggregated approximately $113,636, including Deferred compensation expense of $109,374. These expenditures represent salaries and payroll taxes of $50,435, telephone expense of $1,509, professional fees of $14,783, rent of $2,664 and office and computer expense of $44,245. The increase in general and administrative expenses, resulted primarily from a significant increase in operating activities.

         Research and development expenses consist of professional salaries and benefits and allocated overhead charged to research and development projects. Research and development expenses during the six months ended June 30, 2001 were $71,500. The increase in research and development expenses resulted primarily from a significant increase in operating activities.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 23, 2000, Richard Case, our former chief executive officer and a director, was notified by us of his termination as a consultant. On September 14, 2000, we received a letter of representation from Mr. Case's counsel notifying us of his resignation as a director and that he had potential claims for certain payments relating to his employment/consulting agreement with us. We dispute the position taken by Mr. Case and are currently negotiating with Mr. Case to resolve such dispute.

         There is no other material litigation pending to which we are a party or to which any of our property is subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FULLCOMM TECHNOLOGIES, INC.


Dated:   August 20, 2001         By:   /s/ Brendan G. Elliot
                                   _____________________________________________
                                   Brendan G. Elliot, President, Chief Executive Officer

Dated:   August 20, 2001         By:  /s/ Wayne H. Lee
                                   _____________________________________________
                                   Wayne H. Lee, Chief Accounting Officer