Form 10QSB
period 2001-09-30
FULLCOMM TECHNOLOGIES INC
filed 2001-11-19
CIK 1072816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 2001

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

                         Commission file number 0-25007

                           FULLCOMM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                               65-0656268
                    --------                               ----------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

                   6 Hawk Road
            Lawrenceville, New Jersey                         08648
            -------------------------                         -----
    (Address of principal executive offices)               (Zip Code)

                                 (609) 730-9900
                                 --------------
              (Registrant's telephone number, including area code)

             110 West Franklin Avenue, Pennington, New Jersey 08534
                 (Former address, if changed since last report)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of November 15, 2001, there were 8,583,189 shares of the Registrant's common stock, par value $.001 per share issued and outstanding.

         Transitional Small Business Disclosure Format: Yes | | No |X|

                           FULLCOMM TECHNOLOGIES, INC.
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                 Page Number
            Special Note Regarding Forward Looking Statements .            3

                   PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements ..............................            4
Item 2.     Plan of Operation .................................           14

                     PART II - OTHER INFORMATION

Item 1.     Legal Proceedings .................................           18
Item 6.     Exhibits and Reports on Form 8-K ..................           18

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Report of Reviewing Independent Accountant ................................................     5
         Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000 .................     6
         Consolidated Statements of Operations
              for the three and nine-months ended September 30, 2001 and 2000 ......................     7
         Consolidated Statement of Stockholders' Equity (Deficit) ..................................     9
         Consolidated Statements of Cash Flows
              for the nine months ended September 30, 2001 and 2000 ................................    10
         Notes to Consolidated Financial Statements ................................................    11

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Fullcomm Technologies, Inc.(a development stage company)

I have reviewed the accompanying consolidated balance sheet of Fullcomm Technologies, Inc. (a development stage company) as of September 30, 2001, and the related consolidated statements of operations and of cash flows for the nine-month periods ended September 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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

Thomas Monahan Certified Public Accountant
Paterson, New Jersey
November 3, 2001

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                           December 31       September 30,
                                                              2000               2001
                                                                               Unaudited
                                ASSETS

Current assets
  Cash                                                     $     4,842       $       878
                                                           -----------       -----------
  Total current assets                                           4,842               878

Furniture and equipment, net
of accumulated depreciation                                     12,463            10,561

Other assets

  Patent costs                                                  13,651            14,794
                                                           -----------       -----------
Total other assets                                              13,651            14,794
                                                           -----------       -----------
    TOTAL ASSETS                                           $    30,956       $    26,233
                                                           ===========       ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses                      $   204,096       $   468,933
Loan Payable                                                   207,875           223,625
                                                           -----------       -----------
    Total Current Liabilities                                  411,971           692,558


STOCKHOLDERS' DEFICIT:
Preferred stock, 5,000,000 shares,
 $0.001 par value, authorized;
  no shares issued                                                  --                --
Common stock, 20,000,000 shares,
 $0.0001 par value, authorized; At December 31,
 2000 and September 30, 2001 there are 8,583,189
 and 8,583,189 shares issued and outstanding
 respectively                                                      859               859
Capital in excess of par                                     2,160,869         2,160,869
Deficit accumulated during the
 development stage                                          (2,032,323)       (2,645,756)
Deferred compensation                                         (510,420)         (182,297)
                                                           -----------       -----------
  Total Stockholders' Deficit                                 (381,015)         (666,325)
                                                           -----------       -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    30,956       $    26,233
                                                           ===========       ===========


            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                     For the period
                                                                     from inception
                                  For the nine      For the nine     on January 15,
                                  months ended      months ended     1999, through
                                  September 30,     September 30,     September 30,
                                      2001             2000              2001
                                  -----------       -----------       -----------
Revenue                           $        --       $        --       $        --

Costs of goods sold                        --                --                --
                                  -----------       -----------       -----------
Gross profit                               --                --                --

Operating Expenses:
  General and administrative          167,511           786,535           969,481
  Deferred compensation               328,122                             692,702
  Stock issued for services                                               110,000
  Research and development            100,295           601,243           856,508
  Depreciation expense                  1,903                               5,656
                                  -----------       -----------       -----------
Total Operating Expenses              597,831         1,387,778         2,634,347

Loss from operations                 (597,831)       (1,387,778)       (2,634,347)

Other Income and Expense:
Interest and dividend income              148            13,051            15,868
Interest expense                      (15,750)           (3,105)          (27,277)
                                  -----------       -----------       -----------
Total other income (loss)             (15,602)            9,946           (11,409)

Net Income (Loss)                 $  (613,433)      $(1,377,832)      $(2,645,756)
                                  ===========       ===========       ===========

Basic and diluted net loss
per share                         $     (0.07)      $     (0.18)
                                  ===========       ===========

Basic and diluted weighted
average number of shares
outstanding                         8,583,189         7,061,489
                                  ===========       ===========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED


                                 For the three     For the three
                                 months ended      months ended
                                 September 30,     September 30,
                                      2001              2000
                                  -----------       -----------
Revenue                           $        --       $        --

Costs of goods sold                        --                --
                                  -----------       -----------
Gross profit                               --                --

Operating Expenses:
  General and administrative           53,875           450,691
  Deferred compensation               109,374
  Stock issued for services
  Research and development             28,795           533,955
  Depreciation expense                    674
                                  -----------       -----------
Total Operating Expenses              192,718           984,646
Loss from operations                 (192,718)         (984,646)

Other Income and Expense:
Interest and dividend income                8             5,271
Interest expense                       (5,250)           (2,263)
                                  -----------       -----------
Total other income (loss)              (5,242)            3,008


Net Income (Loss)                 $  (197,960)      $  (981,638)
                                  ===========       ===========

Basic and diluted net loss
per share                         $     (0.02)      $     (0.13)
                                  ===========       ===========

Basic and diluted weighted
average number of shares
outstanding                         8,583,189         7,531,542
                                  ===========       ===========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
          FROM INCEPTION ON JANUARY 15, 1999 THROUGH SEPTEMBER 30, 2001

                                                              Capital in
                                                              Excess of        Accumulated         Deferred
                                    Common Stock              Par Value          Deficit         Compensation         Total
                                    ------------              ---------          -------         ------------         -----
                               Shares          Amount
                               ------          ------
Issuance of
  common stock               4,500,000      $       450      $    59,550       $        --       $        --       $    60,000

Issuance of common
 stock for cash                517,124               52        1,090,184                --                --         1,090,236

Issuance of common
 stock in reverse
 merger                      3,000,000              300             (300)               --                --                --

Issuance of common
 stock for
 consulting services           350,000               35          874,965                --          (510,420)          364,580

Issuance of common
 stock for
stockholder's loan               5,000                1           26,491                --                --            26,492

Issuance of common
 stock for Placement
 and Merger Fees               118,433               12              (12)               --                --                --

Issuance of common
 stock for Services             92,632                9          109,991                --                --           110,000

Net loss                            --               --               --        (2,032,323)               --        (2,032,323)
                           -----------      -----------      -----------       -----------       -----------       -----------

Balance at
 December 31, 2000           8,583,189      $       859      $ 2,160,869       $(2,032,323)      $  (510,420)      $  (381,015)

Unaudited

Write down of
deferred compensation                                                                                328,123           328,123

Net loss
September 30, 2001                                                                (613,433)                           (613,433)
                           -----------      -----------      -----------       -----------       -----------       -----------
Balance at
 September 30, 2001          8,583,189      $       859      $ 2,160,869       $(2,645,756)      $  (182,297)      $  (666,325)

                           ===========      ===========      ===========       ===========       ===========       ===========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            For the period
                                                                                            from inception
                                                        For the nine      For the nine      on January 15,
                                                        months ended      months ended      1999, through
                                                        September 30,     September 30,     September 30,
                                                            2001              2000               2001
                                                            ----              ----               ----
Cash flows used in operating activities:
Net loss                                                $  (613,433)      $(1,377,832)      $(2,645,756)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Deferred compensation                                       328,122           255,206           692,701
Stock Issued for Services                                                     110,000           110,000
Depreciation                                                  1,903             1,625             5,656
Interest expense                                             15,750                              23,627
Increase (decrease) in operating assets:
Other                                                                          (8,989)
Increase in operating liabilities:
Accounts payable and accrued expenses                       264,836           (10,252)          468,933
                                                        -----------       -----------       -----------
Net cash used in operating activities                        (2,822)       (1,030,242)       (1,344,839)
                                                        -----------       -----------       -----------

Cash flows from investing activity:

Patent costs                                                 (1,142)                            (14,795)
Purchase of furniture and equipment                              --                             (16,216)
                                                        -----------                         -----------
                                                             (1,142)                            (31,011)
Cash flows provided by financing activity:

Proceeds from issuance of common stock                                        900,000         1,150,236
Proceeds from notes payable                                                   500,000           500,000
Repayment of notes payable                                                   (300,000)         (300,000)
Proceeds from loan from shareholder                                             1,177            26,492
                                                        -----------       -----------       -----------
Cash flows provided by financing
 Activities:                                                                1,101,177         1,376,728


Net increase in cash                                         (3,964)           70,935               878

Cash at beginning of period                                   4,842             1,439                --
                                                        -----------       -----------       -----------

Cash at end of period                                   $       878       $    72,374       $       878
                                                        ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                          $        --       $        --
      Income taxes                                      $        --       $        --

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

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2001, the results of its operations for the nine-months ended September 30, 2000 and 2001, the results of its operations and cash flows for the nine months ended September 30, 2001 and for the period from inception on January 15, 1999 through September 30, 2001 and its operations and cash flows for the period from inception on January 15, 1999 through September 30, 2001.

         Interim results are not necessarily indicative of results for the full fiscal year.

         On September 20, 2000, the Company changed its name from Contessa Corporation to Fullcomm Technologies, Inc.

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


NOTE 2 - LOSS PER SHARE

Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from January 15, 1999 through September 30, 2001, there were no dilutive securities outstanding. During the nine months ending September 30, 2001, shares to be issued upon the exercise of options and warrants are not included in the computation of loss per share as their effect is anti-dilutive.

NOTE 3 - SIGNIFICANT EVENTS

         1. In January, 2000, The Company entered into a 2 year employment with Richard Case as Chief Executive Officer for a monthly salary of $10,000 per month, certain benefits including health insurance, 4 weeks vacation, reimbursement for out of pocket expenses and is to receive 175,000 options to purchase shares of common stock of the Company at $0.10 per share with "piggyback" registration rights. In addition, if in the eventuality a "Change in Control" occurs, Mr. Case would be entitled to receive the difference between moneys that he actually received upon termination and 2.99 times his base amount. As of December 31, 2000, the Company has paid an aggregate of $10,762. Mr. Case was terminated in May, 2000 and has converted his employment agreement into a consulting agreement. As of September 30, 2001, the Company is negotiating a settlement of this agreement.

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

         As of September 30, 2001, the Company has reserved 218,366 shares of common stock pending the exercise of these warrants.

NOTE 4 - INCOME TAXES

         The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

         At September 30, 2001, the Company has net operating loss carry forwards for income tax purposes of $2,645,756. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

         The components of the net deferred tax asset as of September 30, 2001 are as follows:

Deferred tax asset:
  Net operating loss carry forward         $  899,557
  Valuation allowance                      $ (899,557)
                                           ----------
  Net deferred tax asset                   $       -0-

         The Company recognized no income tax benefit for the loss generated for the period from inception, January 15, 1999, to September 30, 2001.

         The Company recognized no income tax benefit from the loss generated for the period from inception, January 15, 1999 to September 30, 2001. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

ITEM 2.  PLAN OF OPERATION

Business Overview

         We are a development stage company that, through our wholly-owned subsidiary, Fullcomm, Inc., is engaged in the research and development of proprietary hardware and software encryption components for digital data transfer, specializing in digital media and data security on the Internet. Our activities since the inception of this line of business have been devoted to research and development, prototype development, creating a marketing program, acquiring equipment, hiring management personnel and raising capital. We have had no operating revenues and have financed all of our operations from loans and sales of our common stock.

         Our products are intended to enable the secure exchange of information among a wide array of networking systems and to provide a framework for a broad range of e-commerce applications. With the advent of the Internet as a business and entertainment tool, it is important that consumers and content providers are confident in the ability of the information highway infrastructure to protect their rights and products. For content providers, those who would sell music or any other copyrighted material on the Internet, it is crucial that copyright infringement be prevented. For persons who wish to download content from websites, check bank statements, or engage in two-way communication via the Internet, privacy is the key issue. Consumers are highly unlikely to engage in transactions over a medium that is perceived as unsafe. Our goal is to make this medium, the Internet, and the information transferred back and forth, safer for all parties involved in such transactions. Towards this end, we are striving to be a leading manufacturer and integrator of hardware and software security solutions for a broad spectrum of network and Internet consumer and business applications. No assurance can be given that we will be successful in this endeavor. Our patent pending TALOS security system addresses the problems faced by all E-commerce and data network systems through a proprietary three-fold system: client-side security hardware, server-side security software, and authentication party software. These three components are being designed by us to secure transmission of any and all digital data via the Internet.

         The first component of our security system is a PC-compatible hardware device which is designed to protect data while in transit and protect data from duplication at the user's PC. This hardware device satisfies security conditions for both business partners and content providers by applying security algorithms and making use of the internal architecture of the PC to facilitate an ultra-secure means of distribution on the Internet. Furthermore, the architecture in the device actually improves the overall security of the exchange by protecting the data at all of its vulnerable points, in hardware, rather than relying on software protection. This feature allows a great reduction in overall algorithmic complexity, while improving the quality of the security. Beyond the technical merits of hardware-based encryption, this approach allows for substantial simplification into a single chip that comprises all of our baseline technology. Hardware development, rather than software development, allows the technology to be reduced to an "ASIC" (Application Specific Integrated Circuit, or "chip"). This chip will be utilized in digital accessories and equipment to facilitate secure communication in the same manner as in the PC device.

         In May of 2000, we completed a detailed schematic of the hardware device and we are in the final stages of completing its prototype. The delivery date of the completed prototype, together with prototypes of the other components or our TALOS security system, to original equipment manufacturers ("OEM's") is expected to be in late 2002, although no assurance can be given that this will prove to be the case . The hardware device, utilized in conjunction with our server-side software and authentication party software is expected to achieve data protection while in transit and to protect data from duplication at the user's personal computer.

         The hardware device will have two distinct modes of operational security. The first mode will feature security in which copyright protection of the intellectual property is the major concern. In this mode, a viewer will be able to view data, but will be barred from duplicating such data. The viewer will have full access to media (movies, music, books and magazines) over the Internet, but their PC will never handle any unencrypted data. The benefits of strong encryption are enhanced by the external nature of the hardware device. When supporting media transactions, no unencrypted digital data is ever presented to the PC or its input/output devices for duplication. Digital data is streamed from the PC's Internet connection to our device via the Ethernet connection port. The only outputs from our device would be analog signals, which degrade rapidly upon duplication.

         The second mode is intended to support information sharing over public and private networks and will allow authorized users to access and manipulate files that have been decrypted by the hardware device. This will include access from e-mail applications, word processing and other user applications. This mode supports corporate information sharing over public and private networks, in which the unencrypted data is to be accessed on the user's PC. When the user is validated by the system through authentication certificates through the hardware device, the device then decrypts the data and allows the user to access the data from his PC.

         Our product research and development efforts, and implementation consists of essentially five identifiable steps:

         -    design;

         -    prototyping;

         -    testing;

         -    certification; and

         -    manufacturing

         The other two key elements of our encryption package, server side security software and party authentication software, are still under development and are currently in the design stage. We will require additional funding to complete the development of our products. No assurance can be given that we will be able to obtain such funding in a timely fashion or on terms that we deem satisfactory.

         Digital rights management ("DRM") platforms serve as a foundation for providers of digital information, technology, and commerce services to participate in a global e-commerce system. DRM technologies manage rights and interests in digital information. We intend to provide consulting, applied research, and product development services related to commercial security and encryption solutions to OEM'S and DRM facilitators once funding is acquired to complete development. These solutions will enable the secure exchange of information among a wide array of information systems and provide a framework for a broad range of transactions.

         Our activities to date have been funded by capital contributions from our management and through private placements of our common stock. We have not yet generated any revenues to fund our ongoing operating expenses, repay outstanding indebtedness, or fund our product research and development activities. There can be no assurance that development of our products will be completed and fully tested in a timely manner, if at all. In addition, even if we successfully complete development of such products, there can be no assurance that we will market them effectively and achieve profitability. We believe that further investments in our technology and marketing research will reduce the cost of development, preparation, and processing of purchases, and enable us to compete successfully in the electronic marketplace, although no assurance can be given that this will prove to be the case.

         We anticipate revenues to be generated from licensed technology products, transaction fees, and information services delivered over the Internet, private Intranets, or other networks. We expect that our online security system will be used to facilitate the distribution of information over the Internet, including, but not limited to, music, movies, and television programming, books, newspapers and periodicals, software, voice communication, legal and medical records, and other areas of e-commerce, including financial transactions. We also expect that our technology will be used to secure wireless voice and data transmissions once initial market acceptance of our security products has been achieved. We intend to license our technology to future business partners in order to build digital commerce services and applications. We also intend to leverage such business partners' activities as they bring in their business partners and customers. While we expect to receive initial business license fees from such business partners, we believe that our revenues will eventually be derived primarily from transaction fees resulting from such partners' and their customers' commercial deployment of our applications and services.

         On May 30, 2000, we entered into an agreement with Intrinsix Corporation ("Intrinsix"), a Westboro, Massachusetts-based design center with a branch office located in Hazlet, New Jersey. This agreement was superseded and replaced by a September 19, 2000 agreement. Pursuant to this latter agreement, Intrinsix will develop a proof-of-concept prototype to verify the viability of our technology. The prototype is expected to be delivered in late 2001 or early 2002. We intend to commence beta-testing of the proof-of-concept prototype upon delivery by Intrinsix. We presently estimate that beta-testing will take four to six months. We expect that work will begin on the end-product concurrently with the beta-testing phase. We are currently looking for beta-test sites that will verify the proof-of-concept prototype in a practical-applications environment. The size, location, and industry of the beta sites have yet to be determined by us. We intend to identify potential beta sites and enter into an agreement for one or more beta sites before the end of the fourth quarter of 2001, or early 2002, although no assurance can be given that this will prove to be the case.

Plan of Operation.

         The following discussion of our plan of operation for the next twelve months should be read together with, and is qualified in its entirety by the more detailed information, including the financial statements, appearing elsewhere in this document. Our plan of operation for the next twelve months involves:

         -    completing development of our proof of concept prototype;

         - developing sales and marketing plans to create sales and distribution channels for our products;

         -    continuing our investment in research and development;

         -    entering into strategic alliances;

         - raising additional capital to support operations until positive cash flow is generated; and

         -    acquiring businesses in related and unrelated fields.

         We have not yet achieved operating revenues and do not expect to achieve revenues until on or about the fourth quarter of 2002 or early 2003. Our activities to date have been principally devoted to product research and development, prototype development, raising capital, developing marketing plans, acquiring equipment and hiring management personnel. As of September 30, 2001 we had a working capital deficit of $691,679. We do not require or anticipate making any sales or purchases of plant or significant equipment during the next twelve months.

         We anticipate that we will be able to continue to fund our current operations through approximately December 31, 2001 with capital provided by management and without additional outside capital. However, in order to effectively fund our research and development and commercialization efforts, including, but not limited to, development and testing of the proof of concept prototype, subsequent beta-testing and hiring of additional employees, it will be necessary for us to raise substantial amounts of additional capital. If we are unable to raise such capital, we may have to have further contract or cease operations. We currently do not have any formal agreements or understandings with any third party regarding any offering of our securities or other financings and there can be no assurance that any such offering or financing will, in fact, occur or be consummated. If we are able to successfully complete a securities offering, it is likely that our current stockholders will experience significant and immediate dilution in their current ownership.

         We are a development stage company. From our inception through the present we have had no revenues. We have incurred losses each year since our inception and had an accumulated deficit of $2,645,756 at September 30, 2001. We expect to continue to incur losses over approximately the next two years from expenditures on research, product development, marketing and administrative activities.

         We do not expect to generate significant revenues from product sales for approximately the next two years during which time we expect to continue to engage in research and development activities. However, during the interim period we may enter into licensing or other agreements with marketing and distribution partners that may result in license fees and other related revenues. No assurance can be given, however, that our research and development efforts will result in any commercially viable products, or that any licensing or other agreements with marketing and distribution partners will be entered into by us and result in revenues. Our future success will depend on our ability to raise needed capital and transform our research and development activities into commercial products.


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are engaged in a dispute with Richard T. Case, our former Chief Executive Officer, over additional compensation allegedly due to him under his January 28, 2000 employment agreement (the "Employment Agreement"). Mr. Case has entered into settlement negotiations with us which we expect to conclude by issuing to him the 175,000 stock options required by the Employment Agreement as well as approximately 100,000 shares of our common stock. No assurance can be given however, that this matter will be settled and if settled, that such settlement will involve the terms described herein.

         No other material legal proceedings are pending to which we or any of our property is subject, and to our knowledge there are no threatened legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FULLCOMM TECHNOLOGIES, INC.


Dated:   November 16, 2001              By:  /s/ Brendan G. Elliot
                                             ----------------------------------
                                             Brendan G. Elliot,
                                             President, Chief Executive Officer

Dated:   November 16, 2001              By:  /s/ Wayne H. Lee
                                             ----------------------------------
                                             Wayne H. Lee,
                                             Chief Accounting Officer