Form 10KSB
period 2001-12-31
FULLCOMM TECHNOLOGIES INC
filed 2002-04-15
CIK 1072816

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

          |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2001

                                       OR

          |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                        Commission file number [0-25007]

                           FULLCOMM TECHNOLOGIES, INC.
                          ----------------------------
      (Exact name of small business Registrant as specified in its charter)

                  DELAWARE                                       65-0656268
        ----------------------------                         -------------------
        (State or other jurisdiction                           (IRS Employer
      of incorporation or organization)                      Identification No.)

110 WEST FRANKLIN AVENUE, PENNINGTON, NEW JERSEY                      08534
------------------------------------------------             -------------------
    (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number:  (609) 730-9900

Securities registered under Section 12(b) of the Exchange Act:  NONE

Name of each Exchange on Which Registered:  None

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $.0001 PER SHARE

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|__|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |__|

State Registrant's revenues for its most recent fiscal year.  $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of March 29, 2002, there were 8,583,189 shares of our common stock, par value $.0001, issued and outstanding, with 20,000,000 authorized. Of these, 4,083,189 shares are held by non-affiliates of the Registrant. The Registrant's common stock has never traded on any public market and has never received any bids and therefore the Registrant is unable to estimate the market value of securities held by non-affiliates. As of March 29, 2002, there are 5,000,000 shares of preferred stock, par value $0.001, authorized. There are no issued or outstanding shares of preferred stock.

Transitional Small Business Disclosure Format (check one):  Yes |__|  No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE; however, certain exhibits hereto are incorporated by reference to the Registrant's Form 10-SB, as amended to date; the Registrant's Form 10-KSB for the year ended December 31, 1999; the Registrant's Form 10-QSB for the quarter ended March 31, 2000; the Registrant's Form 8-K dated February 23, 2000; the Registrant's Form 10-QSB for the quarter ended June 30, 2000; and the Registrant's Form 10-QSB for the quarter ended September 30, 2000, all as previously filed by the Registrant with the Commission.

                                TABLE OF CONTENTS

Item Number and Caption                                                                                                        Page
-----------------------                                                                                                        ----
          Forward-Looking Statements..........................................................................................   3

PART I

           1.   Description of Business.......................................................................................   4

           2.   Description of Property.......................................................................................  12

           3.   Legal Proceedings.............................................................................................  12

           4.   Submission of Matters to a Vote of Security Holders...........................................................  13

PART II

           5.   Market for Common Equity and Related Stockholder Matters; ....................................................  13

           6.   Management's Discussion and Analysis or Plan of Operation.....................................................  16

           7.   Financial Statements..........................................................................................  18

           8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..........................  18

PART III

           9.   Directors, Executive Officers, Promoters and Control Persons and Significant Employees; Compliance with
                Section 16(a) of the Exchange Act.............................................................................  19

          10.   Executive Compensation........................................................................................  22

          11.   Security Ownership of Certain Beneficial Owners and Management................................................  23

          12.   Certain Relationships and Related Transactions................................................................  24

          13.   Exhibits, and Reports on Form 8-K.............................................................................  25

                           FORWARD-LOOKING STATEMENTS

           Certain statements included in this Form 10-KSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continued development of the Company's technology, the anticipated longer term growth of the Company's business, and the timing of the projects and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking terminology (described below) expressed from time to time in the Company's filings does not necessarily predict actual events which will take place in the future and can differ materially from those expressed in or implied by such statements.

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

                                     PART I
                             DESCRIPTION OF BUSINESS

                        ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT.

           Fullcomm Technologies, Inc. (hereinafter referred to as the "Company", the "Registrant" and/or "we"), a Delaware corporation, was incorporated on March 7, 1996 under the name United Health Management, Inc., to operate as a managed health care provider. On March 26, 1996, our certificate of incorporation was amended to change our name to "United Health Partners, Inc." We were unsuccessful in our efforts within the health care field and this line of business was abandoned by us during 1997.

           On September 17, 1997, we changed our name to Contessa Corporation and pursuant to an Acquisition Agreement dated September 26, 1997, we acquired all of the issued and outstanding shares of Gastronnomia Bocca Di Rossa, Inc. ("GBDR"). GBDR, a Florida corporation, formed on June 12, 1997, to develop and operate a restaurant, was acquired by us in exchange for 562,500 shares of our common stock, $.0001 par value (the "GBDR Acquisition"). As a result, GBDR became our wholly-owned subsidiary. Prior to the GBDR Acquisition, GBDR was a wholly-owned subsidiary of Giuditta Investments, Inc., an affiliate of Mr. Pietro Bortolatti. GBDR was acquired to enable us to engage in the restaurant business. Development of GBDR's restaurant operations proceeded behind schedule and we incurred greater costs than we had anticipated. As a result we abandoned our restaurant development effort. Thereafter, on April 19, 1999 we entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") under which Mr. Bortolatti received back the shares of GBDR formerly held by his affiliate, Giuditta Investments, Inc. and in exchange therefor, Mr. Bortolatti returned the 562,500 shares of our stock that he had received in the GBDR Acquisition. The sale of the GBDR shares back to Mr. Bortolatti was consummated on February 23, 2000 and as a result, GBDR is no longer a subsidiary of ours.

           GBDR was to engage in the operation of an Italian delicatessen/cafe, to be called "Bocca Di Rosa Gastronnomia" ("Gastronnomia"). Gastronnomia was intended to be an informal restaurant/delicatessen/bakery featuring take-out, catering and deliveries, as well as on-site dining. The restaurant was to offer both indoor and outdoor dining in a rustic setting, with an open, elevated kitchen. The opening of Gastronnomia was originally scheduled for November 30, 1998. Due to unforeseen delays and difficulties of various types, Gastronnomia never opened. According to Mr. Bortolatti, successfully bringing the project to completion would have required additional investment by us of approximately $200,000. We determined that it was not in our best interests to continue the development process and we therefore abandoned our proposed restaurant operations.

           As of January 28, 2000, Contessa entered into an amended Agreement and Plan of Merger (the "Merger Agreement") with Fullcomm Acquisition Corporation ("Acquisition"), a Delaware corporation; Fullcomm Inc., a New Jersey corporation ("Fullcomm NJ"); the shareholders of Fullcomm NJ; and Contessa's principal shareholders. The Merger Agreement replaced a November 4, 1999 agreement between the parties which was terminated due to concerns by Contessa, that Intel Corporation, one of the world's leading manufacturers of microchips, had completed development of certain encryption technology that would pose substantial competition to the technology being developed by Fullcomm NJ. When further diligence by Contessa subsequently lead them to conclude there were distinct differences between the two technologies and the applications therefor, negotiations were restarted leading to the execution of the Merger Agreement. Pursuant to the Merger Agreement, effective March 1, 2000, Fullcomm NJ was merged with and into Acquisition (the "Acquisition Merger"), the surviving corporation in the Acquisition Merger. In connection therewith, Acquisition's certificate of incorporation was amended to change its name to Fullcomm, Inc. In connection with the Acquisition Merger, 4,601,100 shares of Fullcomm NJ issued and outstanding immediately prior to the Acquisition Merger were cancelled, and a like number of shares of our common stock were issued to the former Fullcomm NJ shareholders on a "one-for-one" basis. In connection with the Acquisition Merger, our shareholders received a stock dividend of 695,994 shares of our common stock with respect to the 2,304,006 shares of our common stock issued and outstanding immediately prior to the Acquisition Merger, thereby resulting in a total of 3,000,000 shares held by those persons that were shareholders of our Company immediately prior to the Acquisition Merger. Taking only these two issuances into account, the former shareholders of Fullcomm NJ held 4,601,100 shares out of a total of 7,601,100, or 60.5% of the issued and outstanding shares and the former shareholders of Contessa held 3,000,000 shares out of a total of 7,601,100, or 39.5% of the issued and outstanding shares. For accounting purposes the Acquisition Merger was treated as a recapitalization of our Company with Fullcomm NJ as the acquirer.

           Fullcomm NJ was incorporated in New Jersey on May 13, 1999 under the name Fullcomm of New Jersey, Inc. for the purpose of merging with Fullcomm, LLC. On May 18, 1999 Fullcomm NJ was merged with Fullcomm LLC, a NJ limited liability company, with Fullcomm NJ being the surviving entity. In connection with the Acquisition Merger, Fullcomm NJ's name was changed to Fullcomm, Inc. Fullcomm, LLC had been formed on January 15, 1999 to develop and commercially exploit proprietary encryption security technologies. Following the Acquisition Merger and through the present, Fullcomm, Inc.'s business has continued to be the development of proprietary encryption technologies.

           The Acquisition Merger was approved by Acquisition's board of directors and submitted to us, its sole stockholder, for our approval, which was given by stockholder consent under the Delaware General Corporation Law. The Acquisition Merger was also approved by Fullcomm NJ via unanimous shareholder consent under the provisions of the New Jersey Business Corporation Law. The Acquisition Merger was effectuated by the filing of Certificates of Merger with the Delaware and New Jersey Secretaries of State, and became effective on March 1, 2000.

           On June 20, 2000, we amended our certificate of incorporation to change our name from "Contessa Corporation" to "Fullcomm Technologies, Inc."

BUSINESS OF REGISTRANT.

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

           Our product research and development efforts, and implementation consists of essentially five identifiable steps:

          -    design;
          -    prototyping;
          -    testing;
          -    certification; and
          -    manufacturing.

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

           We anticipate revenues to be generated from licensed technology products, transaction fees, and information services delivered over the Internet, private Intranets, or other networks. We expect that our online security system will be used to facilitate the distribution of information over the Internet, including, but not limited to, music, movies, television programming, books, newspapers and periodicals, software, voice communications, legal and medical records, and other areas of e-commerce, including financial transactions. We also expect that our technology will be used to secure wireless voice and data transmissions once initial market acceptance of our security products has been achieved. We intend to license our technology to future business partners in order to build digital commerce services and applications. We also intend to leverage such business partners' activities as they bring in their business partners and customers. While we expect to receive initial business license fees from such business partners, we believe that our revenues will eventually be derived primarily from transaction fees resulting from such partners' and their customers' commercial deployment of our applications and services.

           On May 30, 2000, we entered into an agreement with Intrinsix Corporation ("Intrinsix"), a Westboro, Massachusetts-based design center with a branch office located in Woodbridge, New Jersey. This agreement was superseded and replaced by a September 19, 2000 agreement. Pursuant to this latter agreement, Intrinsix will develop a proof-of-concept prototype to verify the viability of our technology. We intend to commence beta-testing of the proof-of-concept prototype upon delivery by Intrinsix. We presently estimate that beta-testing will take four to six months. We expect that work will begin on the end-product concurrently with the beta-testing phase. We are currently looking for beta-test sites that will verify the proof-of-concept prototype in a practical-applications environment. The size, location, and industry of the beta sites have yet to be determined by us. We intend to identify potential beta sites and enter into an agreement for one or more beta sites upon delivery to us of the proof of concept prototype.

Competition

           Our markets are relatively new, rapidly evolving, and highly competitive, and we expect that this competition will persist and intensify in the future. Our failure to achieve, maintain and enhance our competitive position could reduce our market share and cause our revenues to grow more slowly than anticipated or not at all. Our products will be targeted at the new and rapidly evolving market for services related to commercial security and encryption solutions. Although the competitive environment in this market has yet to develop fully, we anticipate that it will be intensely competitive, subject to rapid change and be significantly affected by new product and service introductions and other market activities of industry participants.

           We expect to encounter competition from a number of sources, including:

               - Cisco Systems, Lucent Technologies, Network Associates, and Novell;

               - providers of secure digital distribution technology like AT&T, IBM, Microsoft, Liquid Audio, Preview Systems, and Xerox;

               - providers of hardware-based content metering and copy protection systems, including Sony, Wave Systems, and the 4C Entity, comprised of IBM, Intel, Matsushita, and Toshiba; and

               - operating system manufacturers, including Microsoft or Sun Microsystems, that may develop or license digital rights management solutions for inclusion in their operating systems.

           Potential competitors may bundle their products or incorporate a digital rights management component into existing products in a manner that discourages users from purchasing our products. For example, we expect that future releases of Microsoft's Windows operating system, which manages the programs on a computer, will include components addressing digital rights management functions. Furthermore, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we do.

           Because of the broad functionality of our commercial security and encryption solutions, we expect to compete with vendors offering a wide range of security products and services. We also expect to compete with companies offering commercial certification authority products and services, such as VeriSign, GTE Cybertrust Solutions, Xcert, Entrust, Intertrust and IBM in the market for issuing and maintaining digital certificates for use on public and private networks. Certain of these companies are primarily service providers rather than software solution vendors. In addition, we expect to compete with established companies, such as RSA Security and Network Associates, which have each announced their intention to introduce PKI (public key infrastructure) products that would be integrated with their other security offerings, as well as Microsoft Corporation, which has announced its intention to offer a certificate server product building on its existing security framework in the near future. In addition, other major networking vendors could, in the future, bundle digital certificates with their product offerings. We also expect to compete with most major networking device companies and firewall vendors in the emerging market for providing security across virtual private networks ("VPNs"), including Check Point Software Technologies, Axent Technologies and others. We expect that competition from established and emerging companies in the financial and telecommunications industries will also increase in the near term, and that certain of our primary long-term competitors may not yet have entered the market. Increased competition could result in pricing pressures, reduced margins or the failure of our products and services to achieve or maintain market acceptance, any of which could have a material adverse effect on our business, financial condition and results of operations.

           Many of our current and potential competitors have longer operating histories, greater name recognition, and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than we can. Many of these companies have more extensive customer bases and broader partner relationships than we presently have or may have in the future. These companies also have significantly more established customer support and professional service organizations than we do. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. In addition, these companies may adopt aggressive pricing policies. If this were to occur, our business, financial condition or results of operation could be materially adversely affected.

Government Regulation

           Our proposed products and services and the operation of our business do not require any governmental approvals or consents other than those applicable to corporations in general. Similarly, we are not materially affected by any existing governmental regulations, including those requiring compliance with environmental laws. Notwithstanding the foregoing, due to the increasing popularity of the Internet and other computer networks, it is possible that laws and regulations may be enacted in the future covering issues such as user privacy, pricing, content and quality of products and services. For example, the Telecommunications Act of 1996 prohibits the transmission over the Internet of certain types of information and content. The increased attention focused upon these issues as a result of the adoption of other laws or regulations may reduce the rate of growth of the Internet and other computer networks, which in turn could result in decreased demand for our products or could otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, the imposition of governmental regulations requiring the escrow and governmental recovery of private encryption keys, as has been proposed from time to time by various law enforcement agencies within the United States government, could have a substantial chilling effect on the acceptance and use of encryption products and public networks for secure communications, which, in turn, could result in decreased demand for our products or could otherwise have a material adverse effect on our business, financial condition and results of operations.

           Certain of our products will be subject to export controls under laws of the United States, Canada and other countries. There can be no assurance, however, that the list of products and countries for which exports are restricted, and the regulatory policies with respect thereto, will not be revised from time to time. Our inability to obtain required government approvals under these regulations could materially adversely affect our ability to sell products abroad or make products available for sale via international computer networks such as the Internet. Furthermore, United States governmental controls on the exportation of encryption products and technology may in the future restrict our ability to freely export certain of our products containing our most powerful information security encryption technology and, therefore, there can be no assurance that foreign customers will seek export versions of such products. As a result, foreign competitors subject to less stringent export controls on their products may be able to compete more effectively than us in the global information security market. There can be no assurance that these factors will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that Congress or individual states could enact laws regulating or taxing Internet commerce. In addition, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. Access fees, sales taxes or any other taxes or fees could increase the cost of transmitting data over the Internet and reduce the number or amount of transactions from which we can generate transaction fees.

Personnel

           As of January 2, 2002 we had 4 employees including 2 executive officers, a general manager and a hardware design engineer. All of these employees work for us on a full time basis. Assuming we have the capital to do so, we plan to add clerical, sales and marketing and technical staff as required for the expanded operation of our business. We consider our relationships with our employees to be satisfactory. Due to our financial situation, none of our employees have been paid their salary since December 2000. When and if, funds become available, we intend to pay these employees their accrued salaries.

Sales and Marketing

           Since we do not anticipate completing development of our current products until the latter part of 2002, we have not engaged in substantial marketing activities to date. As we move closer to the completion of product development we expect to enter into marketing arrangements and agreements.

Supplies and Suppliers

           We consider our need for product parts and components to be minimal in terms of inventory requirements. Suppliers of component materials are chosen based on price, reliability and convenience. The price of raw materials for the manufacture of our current products is expected to remain stable in the near term. Increases that may occur are expected to be small, although no assurance can be given that this will prove to be the case. Each category of raw materials has several competing suppliers. We are not at the present time and do not intend in the future to be dependent upon any one supplier for each of the raw materials that we will purchase. We expect all required raw materials to be readily available in sufficient quantities and to be of required quality. In the extreme situation, however, were any raw materials not to be generally available, it would have a material adverse effect on our operations.

Customers

           We do not expect any single customer to account for a significant portion of our revenue. Accordingly, we will not be dependent upon any single customer to achieve our business goals.

Patents and Trademarks

           We filed a patent application with the United States Patent and Trademark Office on June 30, 2000 titled "Method And Device For Strong Encryption Of Digital Data Over A Communications Network" (US Patent Application No. 09/607,962). This application relates to our TALOS Security System. Although we expect a patent to be granted in response to this application, we are unable to give any assurance that this will in fact be the case.

           In August 2000, we filed an application with the United States Patent and Trademark Office seeking trademark registration for the mark "TALOS". Although we expect a Notice of Allowance to be granted in response to this application, we are unable to give any assurance that this will in fact be the case.

Research and Development

           Our PC-compatible hardware device, designed to protect data while in transit and protect data from duplication at the user's PC, is in the prototype stage. Our server side security software and authentication party software devices are in the design stage. All of our research and development activities are sponsored by us. During the fiscal years ended December 31, 2000 and December 31, 2001 we spent approximately $738,213 and $757,164, respectively, on research and development activities.

Reports to Security Holders

           We are a public reporting company that files annual, quarterly, and current reports, and other information with the SEC as required by the Securities Exchange Act of 1934. You may read and copy any reports, statements or other information we file at the SEC's public reference room in Washington, D.C. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-00330 for further information on the operation of the public reference rooms. Our SEC filings are also available to the public through the SEC Internet site at http\\www.sec.gov.

Employees

           The Company currently has four employees. In the near future, the Company anticipates the hiring of clerical, sales and marketing, and technical staff.

                         ITEM 2. DESCRIPTION OF PROPERTY

EXECUTIVE OFFICES

           Our executive offices are currently located at 6 Hawk Road, Lawrenceville, New Jersey 08648. We occupy approximately 1,000 square feet of space.

                            ITEM 3. LEGAL PROCEEDINGS

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

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

           The only security of the Registrant outstanding is its Common Stock, par value $.0001 per share. The Company is authorized to issue up to 20,000,000 shares of Common Stock, par value $.0001 per share, of which 8,583,189 were outstanding on December 31, 2001. Holders of Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. There is no cumulative voting for election of directors. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, if any, holders of Common Stock are entitled to receive, ratably, dividends when, as, and if declared by the Board of Directors out of funds legally available therefor and, upon the liquidation, dissolution, or winding up of the Company, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on preferred stock, if any. Holders of Common Stock have no preemptive rights and have no rights to convert their Common Stock into any other securities. The outstanding Common Stock is validly authorized and issued, fully paid, and nonassessable.

Market Information

           Our common stock was formerly listed on the National Association of Securities Dealers, Inc. Over-the-Counter Electronic Bulletin Board under the trading symbol of "CONT". Our common stock became listed on October 8, 1998, but prior to March 1, 2000, there was no established bid price for our common stock and the stock did not trade. Our common stock is currently traded under the trading symbol of "FLTI". This new symbol reflects a name change from Contessa Corporation to Fullcomm Technologies, Inc. This name change was approved by our shareholders at our annual meeting of shareholders held on June 20, 2000. The name change to Fullcomm Technologies, Inc. occurred subsequent to the Acquisition Merger of March 1, 2000. From March 1, 2000, the date of initial trading, through June 25, 2000 there were no high and low bid prices for our common stock for any quarters. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                    QUARTER ENDED            HIGH BID        LOW BID
                  ------------------         -------         -------
                  June 30, 2000 (1)          $ 1.625         $  1.50
                  September 30, 2000         $3.6875         $   .75
                  December 31, 2000          $  1.03         $ .1562
                  March 31, 2001             $1.2656         $ .0469
                  June 30, 2001              $ .0625         $   .01
                  September 30, 2001         $   .12         $   .03
                  December 31, 2001          $   .05         $   .02

                  (1) Covers the period June 26, 2000 - June 30, 2000 only.

Number of Shareholders

           As of January 2, 2002, the approximate number of holders of record of our common stock is 400.

Dividends

           We have not paid any cash dividends on our common stock since inception, nor do we intend to do so in the foreseeable future. Under the General Corporation Law of the State of Delaware, we may only pay dividends out of capital and surplus, or out of certain delineated retained earnings, all as defined in the General Corporation Law. There can be no assurance that we will have such funds legally available for the payment of dividends in the event that we should decide to do so.

Recent Sales of Unregistered Securities

         During the three years ended December 31, 2001 and the subsequent interim period we have sold the following securities without registration under the Securities Act:

         (i) In July 1998, we sold 54,006 shares of our common stock at a price of $.35 per share or an aggregate of $18,902. Such sales were made pursuant to Rule 504 of Regulation D promulgated under the Act.

         (ii) On March 1, 2000 we completed a merger involving Fullcomm Acquisition Corporation ("Acquisition"), a Delaware corporation; Fullcomm Inc., a New Jersey corporation ("Fullcomm NJ"); the shareholders of Fullcomm NJ and our principal shareholders. Pursuant thereto, Fullcomm NJ was merged with and into Acquisition (the "Acquisition Merger"), the surviving corporation in the Acquisition Merger. In connection with the Acquisition Merger, 4,601,100 shares of Fullcomm NJ issued and outstanding immediately prior to the Acquisition

                  Merger were cancelled, and a like number of shares of our common stock were issued to the former Fullcomm NJ shareholders on a "one-for-one" basis. In connection with the Acquisition Merger, our shareholders received a stock dividend of 695,994 shares of our common stock with respect to the 2,304,006 shares of our common stock issued and outstanding immediately prior to the Acquisition Merger. The shares issued to the former shareholders of Fullcomm NJ were issued under the exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The dividend shares issued to our shareholders were exempt from registration by reason of the statutory exemption found in Section 3(a)(9) of the Securities Act.

         (iii) In connection with the Acquisition Merger, on February 17, 2000 we entered into a two year consulting agreement with Gregory Creekmore, pursuant to which we issued 175,000 shares of our common stock to Mr. Creekmore.

         (iv) In connection with the Acquisition Merger, on February 17, 2000 we entered into a two year consulting agreement with C. Bradley Tashenberg pursuant to which we issued 175,000 shares of our common stock to Mr. Tashenberg.

         (v) On March 28, 2000, we consummated a private placement with twelve investors pursuant to which such investors purchased an aggregate of 416,000 shares of our common stock, at a price per share of $2.50, for an aggregate purchase price of $1,040,000. The Company paid placement fees and related expenses totaling $140,000 and received net proceeds from the placement of $900,000. On July 21, 2000, we issued to R.K. Grace & Company, the placement agent in the offering, and its designees, an aggregate of 41,600 common stock purchase warrants at an exercise price of $2.75 per share and an aggregate of 118,433 shares of our common stock. We also issued an aggregate of 58,333 common stock purchase warrants at an exercise price of $2.75 per share to Grace Securities, Inc., a consultant. The foregoing securities were issued under the exemptions from registration provided by Rule 506 of Regulation D and Rule 4(2) of the Securities Act.

         (vi) On June 30, 2000, we issued 5,000 shares of common stock to Philippe O. Escaravage, a shareholder of our Company, as repayment for outstanding loans, include interest due thereon, in the aggregate amount of $26,492.

         (vii) On January 21, 2000, we entered into a loan agreement with South Edge International Limited providing for a loan in the aggregate amount of $100,000. The loan was evidenced by a promissory note, bearing interest at the rate of 10.5% per annum. This loan was repaid by us on April 16, 2000.

         (viii)   On August 4, 2000, we executed a 10.5%, $200,000 promissory note in favor of Viking Investment Group II, Inc., a Delaware corporation ("Viking") in exchange for a loan in the amount of $200,000 (the "Principal Amount") from Viking to us. This loan was repaid by us on August 16, 2000.

         (ix) On August 16, 2000, we executed a 10.5%, $200,000 promissory note (the "Note") in favor of Jenadosa Holdings, a British VI corporation ("Jenadosa") in exchange for a loan in the amount of $200,000 (the "Principal Amount") from Jenadosa to us. The Principal Amount and all accrued interest thereon was due on August 3, 2001. We have not made payment on the Note and are in default. Jenadosa has not demanded payment and has taken no action at this time.

         (x) On September 29, 2000 we issued 92,632 shares of our common stock to Intrinsix Corporation ("Intrinsix") as payment for $110,000 then due by us to Intrinsix. The amount of shares was calculated based on a $.25 discount from the closing price of our common stock on the date of issuance.

         (xi) On August 29, 1999, Fullcomm NJ consummated a private placement with 10 accredited investors, pursuant to which such investors purchased an aggregate of 84,250 restricted shares of Fullcomm NJ's common stock, at a price per share of $3.00, for an aggregate purchase price of $252,750. Fullcomm NJ paid placement fees totaling $65,000 and received net proceeds from the placement of $187,750. Funds from this round of financing were used by Fullcomm NJ to pay operating expenses and continue research and development activities. The foregoing shares were issued under the exemption from registration provided by Rule 506 of Regulation D and Rule 4(2) of the Securities Act.

         All of the foregoing sales of securities by us have been transactions "not involving a public offering" and except as otherwise indicated were exempted transactions under Section 4(2) of the Securities Act. All securities purchasers received legended, restricted stock and are sophisticated or accredited investors. All such transactions were arms-length transactions where such purchasers were given opportunity to examine documents, meet with other business principals, and the take the opportunity to ask any questions they deemed advisable. None of these transactions involved any advertising, general solicitations of interest, or dissemination of information outside of the circle of these individuals.

                            ITEM 6. PLAN OF OPERATION

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

           We have not yet achieved operating revenues and do not expect to achieve revenues until on or about the fourth quarter of 2002 or early 2003. Our activities to date have been principally devoted to product research and development, prototype development, raising capital, developing marketing plans, acquiring equipment and hiring management personnel. As of December 31, 2001 we had a working capital deficit of $528,429. We do not require or anticipate making any sales or purchases of plant or significant equipment during the next twelve months.

           We anticipate that we will be able to continue to fund our current operations through approximately October 31, 2002 with capital provided by management and without additional outside capital. However, in order to effectively fund our research and development and commercialization efforts, including, but not limited to, development and testing of the proof of concept prototype, subsequent beta-testing and hiring of additional employees, it will be necessary for us to raise substantial amounts of additional capital. If we are unable to raise such capital, we may have to have further contract or cease operations. We currently do not have any formal agreements or understandings with any third party regarding any offering of our securities or other financings and there can be no assurance that any such offering or financing will, in fact, occur or be consummated. If we are able to successfully complete a securities offering, it is likely that our current stockholders will experience significant and immediate dilution in their current ownership.

           We are a development stage company. From our inception through the present we have had no revenues. We have incurred losses each year since our inception and had an accumulated deficit of $2,821,077 at December 31, 2001. We expect to continue to incur losses over approximately the next two years from expenditures on research, product development, marketing and administrative activities.

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

                          ITEM 7. FINANCIAL STATEMENTS

           Registrant's Consolidated Financial Statements as of December 31, 2001, for the year ended December 31, 2001, and the independent auditor's report of Thomas P. Monahan, independent certified public accountant, with respect to certain of those financial statements, appear on page F-1 to F-15 of this Form 10-KSB.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Thomas P. Monahan, CPA, our independent certifying accountant since inception resigned on April 19, 2000. On such date, we engaged Goldstein, Golub, Kessler LLP, 1185 Avenue of the Americas, New York, NY 10036, as our certifying accountants. The appointment of Goldstein, Golub, Kessler, LLP, was approved by our board of directors.

           The reports of Thomas P. Monahan, CPA, on our financial statements for all fiscal years for which Thomas P. Monahan, CPA. provided such reports, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle except that the reports were modified with respect to our ability to continue as a going concern.

           In connection with the audits for all fiscal years from inception through the fiscal year ended December 31, 1999 and during the subsequent interim period preceding his resignation, there were no disagreements between us and Thomas P. Monahan, CPA, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to his satisfaction, would have caused Thomas P. Monahan, CPA, to make reference to the subject matter of the disagreement in connection with his reports.

           In connection with the audits for all fiscal years from inception through the fiscal year ended December 31, 1999 and during the subsequent interim period preceding his resignation, Thomas P. Monahan, CPA. did not advise us that:

         - internal controls necessary for us to develop reliable financial statements did not exist;

         - information had come to his attention that led him to no longer be able to rely on management's representations or made him unwilling to be associated with the financial statements prepared by management;

         - there was a need to expand significantly the scope of his audit, or that information had come to his attention during such time periods that if further investigated might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report; or

         - information had come to his attention that he had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

           Goldstein, Golub, Kessler, LLP ("GGK") were our independent certifying accountants during the period April 19, 2000 through February 16, 2001. On February 16, 2001, we terminated GGK's appointment and subsequently engaged Thomas P. Monahan, CPA, our former accountant, as our certifying accountant. The termination of GGK and appointment of Thomas P. Monahan, CPA, was approved by our board of directors. During the period during which they served as our independent certifying accountants, GGK did not perform any audits for us or render any reports on our financial statements.

           During the period of their engagement by us, there were no disagreements between us and GGK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

           During the period of their engagement by us, GGK did not advise us that:

         - internal controls necessary for us to develop reliable financial statements did not exist;

         - information had come to their attention that led them to no longer be able to rely on management's representations or made them unwilling to be associated with the financial statements prepared by management;

         - information had come to their attention during such period that if further investigated might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report; or

         - information had come to their attention that they had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

                                    PART III

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS AND SIGNIFICANT EMPLOYEES;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  (a) The following table provides certain information, as of January 2, 2002 with respect to our directors, executive officers and key employees. Directors serve for a term of one year or until their successors are duly elected. Officers are appointed by, and serve at the pleasure of the Board.

            NAME                     AGE                   POSITION
            ----                     ---                   --------
     Brendan G. Elliot                25       President, Treasurer and Director
     Wayne H. Lee                     27       Executive Vice President,
                                               Secretary and Director
     David Rector                     53       Director

         The following is a brief account of the business experience of each of our directors, executive officers and key employees during at least the past five years.

         Brendan G. Elliott was elected President, Treasurer, and Director of our Company upon the consummation of the Acquisition Merger. Mr. Elliott is a Co-Founder, President, Treasurer, Chief Technology Officer, and Director of Fullcomm, Inc. and has been involved with Fullcomm, Inc. since its inception as an encryption technology company in January 1999. Prior to founding Fullcomm, Inc., Mr. Elliott had worked at the Princeton University Civil Engineering and Operations Research Lab. His expertise in the computer science and encryption fields has helped him to lead research and development activities for the Company. Mr. Elliott graduated from Princeton University with a Bachelor of Arts degree in computer science.

         Wayne H. Lee was elected Executive Vice President, Secretary, and Director of our Company upon the consummation of the Acquisition Merger. Mr. Lee is a Co-Founder, Executive Vice President, and Secretary of Fullcomm, Inc. and has been involved with Fullcomm, Inc. since its inception as an encryption technology company in January 1999. His understanding of the product and the applicable markets has helped to shape our business and marketing strategies to date. Mr. Lee graduated from Princeton University with a Bachelor of Arts degree in economics.

         David Rector has served as a Director of ours since June 1998. Since 1998, Mr. Rector has been a principal of The David Stephen Group, a business consulting firm which focuses on the needs of emerging companies. He was also a principal of that firm from July 1995 until July 1996. Mr. Rector was a director of Tamboril Cigar Company ("Tamboril") from August, 1996 to January 1999. From August 1996 to March 1997, Mr. Rector was also Executive Vice President and General Manager of Tamboril, where he was instrumental in organizing Tamboril's operations and administration. Mr. Rector was appointed Secretary of Tamboril in June of 1997. From 1992 to 1998, Mr. Rector was affiliated with Viking Investment Group II, Inc., an investment banking partnership. Over the past two decades, Mr. Rector has served as a business consultant to, and held senior positions in, a variety of ventures. Mr. Rector was Chief Operating Officer of Headstrong Group, a manufacturer and distributor of recreational safety helmets, from July to November 1995. From January to June of 1995, Mr. Rector was General Manager of Bemiss-Jason, a distributor of paper products. From June 1992 to April 1994, he served as President of Supercart International, a distributor of shopping carts. From April 1985 to June 1992, he was principal of Blue Moon, a distributor of garment buttons and other women's accessories, specializing in fasteners. From 1980 to 1985, Mr. Rector served as President of Sunset Designs, a designer of leisure-time craft. From 1972 to 1980, Mr. Rector held various managerial sales and marketing positions with Crown Zellerbach Corporation, a multi-billion dollar manufacturer of paper and forest products.

OTHER SIGNIFICANT EMPLOYEES

           (a) Anthony Markofsky, Former Vice President and Former Director of the Registrant, is the son of Ian Markofsky. Ian Markofsky was instrumental in the founding of the Registrant and plays a significant role in promoting the Registrant to the investment community.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, Brendan G. Elliot and Wayne H. Lee filed their Forms 5 late on April 12, 2002. Phillip Escaravage has not filed his Form 5 as of the date of this report. Other than Mssrs. Elliot, Lee and Escaravage, none of the directors, officers, and beneficial owners of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act failed to file on a timely basis reports as required by Section 16(a) of the Exchange Act for the last fiscal year. As noted previously, the Company's stock has never traded nor been quoted and none of the aforementioned individuals has sold any of the stock which they hold.

                         ITEM 10. EXECUTIVE COMPENSATION

           The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2001 to all persons that served as our chief executive officer or acted in a similar capacity at any time during the fiscal year ended December 31, 2001. No executive officers or other employees received compensation from us for the fiscal year ended December 31, 2001 in excess of $100,000

                                                  Annual Compensation                            Long-Term Compensation
                                           ----------------------------------                    ----------------------
                            Fiscal Year
        Name                  Ended                                                  Options/     Restricted     LTIP
and Principal Position     December 31,    Salary        Bonus          Other          SAR's     Stock Awards   Payouts   All Other
----------------------     ------------    ------        -----          -----          -----     ------------   -------   ---------
Howard M. Weinstein, (1)
Chief Executive Officer       2001            N/A         N/A            N/A           N/A            N/A         N/A         N/A
                              2000        $54,166           0        $10,075(2)          0(3)           0           0           0
                              1999              0           0              0             0              0           0           0

Richard T. Case,
Chief Executive Officer       2001              0           0              0             0              0           0           0
                              2000        $54,930           0              0             0(4)           0           0           0
                              1999              0           0              0             0              0           0           0

Brendan G. Elliot,
President                     2001              0           0              0             0              0           0           0
                              2000        $60,000           0              0             0              0           0           0
                              1999        $18,532           0              0             0              0           0           0

------------------

(1)  Mr. Weinstein's employment with the Company ended on October 31, 2000.
(2)  Represents payment of certain relocation expenses including meals and rent.
(3) Pursuant to the April 28, 2000 Employment Agreement between Mr. Weinstein and us (the "Employment Agreement"), Mr. Weinstein was entitled to receive 625,074 stock options, each to purchase one share of our common stock. The issuance of the options required Mr. Weinstein to serve the full two year term of the Employment Agreement. Accordingly, upon Mr. Weinstein's termination of his Employment Agreement on October 31, 2000, his right to receive the options was cancelled.
(4) Pursuant to the January 28, 2000 Employment Agreement between Mr. Case and us, Mr. Case is entitled to receive 175,000 stock options, each to purchase our share of our common stock. These options have yet to be issued. See
     Item 12 "Certain Relationships and Related Transactions."

STOCK OPTION PLANS; STOCK OPTION/STOCK APPRECIATION RIGHT GRANTS; AGGREGATE STOCK OPTION/STOCK APPRECIATION RIGHT EXERCISES AND FISCAL YEAR END STOCK OPTION/STOCK APPRECIATION RIGHT VALUES; REPORT ON REPRICING OF STOCK OPTIONS/STOCK APPRECIATION RIGHTS.

           On June 20, 2000 our shareholders adopted our 2000 Stock Plan (the "Plan"). The Plan provides for the issuance of up to an aggregate of 1,000,000 stock options, restricted stock awards or stock awards to employees, non-employees, directors and consultants. The number of shares issuable under the Plan is subject to increase in the event the number of shares issuable under the Plan represents less than 20% of our outstanding shares, as is presently the case. The Plan is administered by our Board of Directors and will be administered by the Compensation Committee thereof upon the establishment of such committee. The administrator of the Plan has the discretion to determine the optionees and grantees, the types of options or awards to be granted, the vesting provisions, the terms of the grants and other related provisions. The Plan provides for the issuance of both incentive and non-incentive stock options. To date, 200,000 options have been issued under the Plan, none of which were issued to the named executives. See Item 8. Description of Securities - Outstanding Stock Options, Warrants and Convertible Securities. Since inception, we have not granted and issued any stock appreciation rights.

LONG TERM INCENTIVE PLAN AWARDS

           We have not made any long-term incentive plan awards since our inception.

PENSION PLANS

           We do not presently provide pension plans for any of our officers or directors.

EMPLOYMENT AGREEMENTS

           As of February 28, 2000, we entered into a 2-year employment agreement with Brendan Elliott to serve as President of our Company for a monthly salary of $5,000 plus certain fringe benefits including medical insurance, and reimbursement for out-of - pocket expenses. Mr. Elliot's Employment Agreement was automatically renewed on February 28, 2002 for a period of one year. Due to a lack of capital, the Company has not made payment to Mr. Elliot under his employment agreement since December 15, 2000.

           As of January 28, 2000, we entered into a 2-year employment with Richard Case to serve as Chief Executive Officer of our Company for a monthly salary of $10,000 per month plus certain benefits, including health insurance and reimbursement for out-of-pocket expenses. The Case employment agreement also provided for the issuance to Mr. Case of 175,000 options to purchase a like number of shares of our common stock at an exercise price of $0.10 per share with the underlying shares containing registration rights. These options have yet to be issued to Mr. Case. Mr. Case was replaced as CEO in May 2000, at which time his employment agreement was converted into a consulting agreement. On August 23, 2000, Mr. Case was terminated as a consultant. Mr. Case is presently engaged in a dispute with us regarding compensation which Mr. Case believes he is entitled to pursuant to his employment agreement with us. See Part I, Item 3 "Legal Proceedings."

           On April 28, 2000, we entered into a 2-year employment agreement with Howard M. Weinstein to serve as our Chief Executive Officer for an annual base salary of $130,000 along with certain fringe benefits, including health insurance, and reimbursement of out-of-pocket expenses. Mr. Weinstein resigned on October 31, 2000 thereby terminating his employment agreement.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table provides certain information with respect to the beneficial ownership of our common stock known by us as of January 2, 2002, by
(a) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (b) each of our directors, (c) each of our executive officers, and (d) all of our named directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on January 2, 2002 and all shares of our common stock issuable to the holder in the event of exercise of outstanding options owned by that person which are exercisable within 60 days of January 2, 2002. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

                                      NAME AND ADDRESS                     AMOUNT AND NATURE OF                      PERCENTAGE
TITLE OF CLASS                        OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP                      OWNERSHIP(1)
--------------                        -------------------                  --------------------                      ---------
Common Stock, par value $.0001        Phillip Escaravage                       1,575,000 shares,                       17.73%
per share                             95 Old Dutch Rd.                         Direct
                                      Far Hills, NJ 07931

Common Stock, par value $.0001        Brendan Elliott                          1,800,000 shares,                       20.26%
per share                             6 Hawk Road                              Direct
                                      Lawrenceville, NJ 09648

Common Stock, par value $.0001        Wayne Lee                                1,125,000 shares,                       12.66%
per share                             6 Hawk Road                              Direct
                                      Lawrenceville, NJ 09648

Common Stock, par value $.0001        David Rector                             0 shares                                 N/A
per share                             1640 Terrace Way
                                      Walnut Creek, CA 94596

Common Stock, par value $.0001        All officers and directors as a          2,925,000 shares                        32.93%
per share                             group (3 persons)

------------------

(1) Based upon 8,883,122 shares issued and outstanding as of January 2, 2002 including 299,933 shares issuable upon the exercise of outstanding stock options and common stock purchase warrants that are exercisable within the next 60 days.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           In March 1996, we issued an aggregate of 2,100,000 shares of our common stock to our founders, Messrs. Rudy Roig, Anthony Markofsky, Viking Investment Group II, Inc., and

Parenteau Corporation in connection with our organization and early development stage, as follows: Rudy Roig was issued 750,000 shares, Anthony Markofsky was issued 300,000 shares, Viking Investment Group II, Inc. was issued 525,000 shares and Parenteau Corporation was issued 525,000 shares. In consideration for said shares, the founders paid an aggregate of $3,710, consisting of $500 in organization expenses and $3,000 in office equipment.

           In July 1996, Rudy Roig was removed as an officer and director for breach of his fiduciary duties to us. In connection therewith, pursuant to an escrow agreement dated July 9, 1996, between us and Mr. Roig, Mr. Roig's shareholdings were returned to us for cancellation in September 1996.

           On January 15, 1999, Fullcomm, LLC (the "LLC") was founded by Brendan
G. Elliott, Philippe O. Escaravage, and Wayne H. Lee. In connection with the formation of the LLC, the founders made capital contributions to the LLC aggregating $60,000 in cash and were issued founders shares (the "LLC Founders' Shares") in the LLC. Upon the merger of the LLC with and into Fullcomm of New Jersey, Inc. ("Fullcomm NJ") the LLC Founder's Shares were converted into an aggregate of 4,500,000 shares of Fullcomm NJ.

           During the latter part of 1999 Philippe O. Escaravage made two loans to us in the aggregate amount of $25,000. On June 30, 2000, we issued 5,000 shares of common stock to Mr. Escaravage as repayment for the then outstanding loan balance, including incurred interest thereon, of $26,492.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a)        THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.

      1.   Financial Statements                                                                                                 Page
           --------------------                                                                                                 ----
           Report of Thomas P. Monahan, Independent Certified Public Accountant................................................  F-1

           Condensed Consolidated Balance Sheet as of December 31, 2001........................................................  F-2

           Condensed Consolidated Statements of Operations for the years ended December 31, 2001 and December 31, 2000 and the period from inception on January 15, 1999, through December 31, 2000..............................  F-3

           Condensed Consolidated Statement of Operations for the three months ended December 31, 2001 and December 31,
                     2000......................................................................................................  F-4

           Condensed Consolidated Statement of Stockholders' Equity for the year ended December 31, 2001.......................  F-5

           Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2001 and December 31, 2000 and the period from inception on January 15, 1999, through December 31, 2000..............................  F-6

           Notes to Financial Statements.......................................................................................  F-7

      2.   Exhibits

           (a)       The following exhibits are included as part of this report:

                       SEC REPORT
              EXHIBIT   REFERENCE
                 NO.     NUMBER                                                  DESCRIPTION
             -------   ---------                                                 -----------
                2.1       2.1                  Acquisition Agreement and Plan of Reorganization dated as of September 26, 1997 by and between Contessa Corporation and Gastronnomia Bocca Di Rosa, Inc.(1)

                2.2       2                    Amended and Restated Agreement and Plan of Merger dated as of January 28, 2000 by and among Contessa Corporation, Fullcomm Acquisition Corporation, Fullcomm, Inc., the
                                               shareholders of Fullcomm, Inc. and the principal shareholders of Contessa
                                               Corporation.(2)

                3.1       3.1                  Certificate of Incorporation of Registrant as filed on March 7, 1996.(1)

                3.2       3.1                  Certificate of Incorporation of Registrant as amended on March 26, 1996.(1 )

                3.3       3.1                  Certificate of Incorporation of Registrant as amended on September 17, 1997.(1)

                3.4       3.1                  Certificate of Incorporation of Registrant as amended on June 20, 2001. (5)

                3.5       3.2                  By-Laws of Registrant (1)

                9.1       9                    Shareholders Agreement dated as of February 24, 2000 by and among Anthony Markofsky,
                                               Brendan G. Elliot, Richard T. Case, Wayne Lee, Parenteau Corporation, Contessa
                                               Corporation and the principal stockholders of Fullcomm, Inc.(2)

               10.1       10.2                 Tashenberg Advisory Agreement among Fullcomm Inc., Contessa Corporation and Brad
                                               Tashenberg, made as of February 17, 2000(2)

               10.2       10.3                 Creekmore Advisory Agreement among Fullcomm, Inc., Contessa Corporation and Gregory
                                               Creekmore, made as of February 17, 2000(2)

                       SEC REPORT
              EXHIBIT   REFERENCE
                 NO.     NUMBER                                                  DESCRIPTION
             -------   ---------                                                 -----------
               10.3       10.4                 Letter of Intent dated January 28, 2000 between Fullcomm, Inc. and Creative Web
                                               Solutions, Inc.(2)

               10.4       10.5                 Consulting Agreement dated January 14, 2000 between Grace Securities, Inc. and
                                               Fullcomm, Inc.(2)

               10.5       10.1                 Memorandum of Understanding dated January 14, 2000 between R.K. Grace and Company and
                                               Fullcomm, Inc.(2)

               10.6       10.6                 Form of Indemnification Agreement entered into between Contessa Corporation and each of its officers and directors(3)

               10.7       10.7                 Employment Agreement between Fullcomm, Inc. and Richard T. Case dated as of January
                                               28, 2000(3)

               10.8       10.8                 Employment Agreement between Fullcomm, Inc. and Brendon G. Elliot dated as of
                                               February 28, 2000(3)

               10.9       10.9                 Employment Agreement between Fullcomm, Inc. and Howard M. Weinstein dated as of April
                                               28, 2000(3)

               10.10      10.1                 Stock Purchase Agreement dated as of April 9, 1999 between Contessa Corporation and
                                               Pietro Bortolatti(4)

               10.11      10.2                 Letter Amendment dated April 23, 1999 to Stock Purchase Agreement(1)

               10.12      10.1                 Fullcomm Technologies, Inc. 2000 Stock Plan(5)

               10.13      10.1                 Promissory Note dated August 4, 2000 by and between Fullcomm Technologies, Inc. and
                                               Viking Investment Group II, Inc.(6)

               10.14      10.2                 Promissory Note dated August 16, 2000 by and between Fullcomm Technologies, Inc. and
                                               Jenadosa Holdings(6)

               21                              List of Subsidiaries of the Registrant.
                                               Fullcomm Inc., a Delaware corporation(1)

           ------------------

           (1) Incorporated by reference to Registrant's Form 10-SB, as filed with the Securities and Exchange Commission on October 30, 1998, and as amended on February 8, 2002.

           (2) Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on April 20, 2000.

           (3) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission on May 12, 2000.

           (4) Incorporated by reference to Registrant's Form 8-K dated February 23, 2000 as filed with the Securities and Exchange Commission on March 14, 2000.

           (5) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended June 30, 2000 as filed with the Securities and Exchange Commission on August 7, 2000.

           (6) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 13, 2000.

(b)        REPORTS ON FORM 8-K.

           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FULLCOMM TECHNOLOGIES, INC.

Dated:  April 15, 2002                  By     /s/ Brendan G. Elliott
                                               ---------------------------------
                                               Brendan G. Elliott,
                                               President & Treasurer





Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of April, 2002.

                                        FULLCOMM TECHNOLOGIES, INC.

                                        By     /s/ Brendan G. Elliott
                                               ---------------------------------
                                               Brendan G. Elliott, Director

                                        By     /s/ Wayne Lee
                                               ---------------------------------
                                               Wayne Lee, Director

                                        By     /s/ David Rector
                                               ---------------------------------
                                               David Rector, Director

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (973) 790-8775
                               Fax (973) 790-8845

To The Board of Directors and Shareholders of Fullcomm, Inc. (a development stage company)

I have audited the accompanying balance sheet of Fullcomm, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 2000 and 2001 and for the period from inception, January 15, 1999, to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fullcomm, Inc. (a development stage company) as of December 31, 2001 and the results of its operations, shareholders' equity and cash flows for the years ending December 31, 2000 and 2001 and for the period form inception, January 15, 1999, to December 31, 2001, in conformity with generally accepted accounting principles.

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

Thomas P. Monahan, CPA
April 15, 2002
Paterson, New Jersey

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                   December 31,
                                                                       2001
                                                                    ----------
Current assets

  Cash                                                              $      823
                                                                    ----------
  Total current assets                                                     823

Furniture and equipment, net of accumulated depreciation                 9,887

Other assets

  Patent costs                                                          15,145
                                                                    ----------
Total other assets                                                      15,145
                                                                    ----------
    TOTAL ASSETS                                                    $   25,855
                                                                    ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses                              $   529,252
Loan Payable                                                           228,875
                                                                   -----------
    Total Current Liabilities                                          758,127

STOCKHOLDERS' DEFICIT:
Preferred stock, 5,000,000 shares, $0.001 par value, authorized;
  no shares issued                                                          --
Common stock, 20,000,000 shares, $0.0001 par value, authorized;
  8,583,189 shares issued and outstanding                                  859
Capital in excess of par                                             2,160,869
Deficit accumulated during the development stage                    (2,821,077)
Deferred compensation                                                  (72,923)
                                                                   -----------
  Total Stockholders' Deficit                                         (732,272)
                                                                   -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $    25,855
                                                                   ===========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 For the period
                                                                 from inception
                                    For the        For the       on January 15,
                                  year ended     year ended      1999, through
                                 December 31,    December 31,     December 31,
                                     2001            2000             2001
                                 ------------    ------------    ---------------
Revenue                           $      --      $        --       $        --

Operating Expenses:
  General and administrative        216,883          613,816         1,128,853
  Deferred compensation             437,497          364,580           802,077
  Stock issued for services              --          110,000           110,000
  Research and development          110,951          628,213           757,164
  Depreciation expense                2,576            2,131             6,329
                                  ---------      -----------       -----------
Total Operating Expenses            767,907        1,718,740         2,804,423

Loss from operations               (767,907)      (1,718,740)       (2,804,423)

Other Income and Expense:
Interest and dividend income            153           15,158            15,873
Interest expense                    (21,000)         (10,981)          (32,527)
                                  ---------      -----------       -----------
Total other income (loss)           (20,847)           4,177           (16,654)

Net Income (Loss)                 $(788,754)     $(1,714,563)      $(2,821,077)
                                  =========      ===========       ===========

Basic and diluted net loss
per share ...................     $    (.05)     $     (0.21)
                                  =========      ===========

Basic and diluted weighted
average number of shares
outstanding .................     8,583,189        8,168,352
                                  =========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                  For the          For the
                                                three months     three months
                                                    ended           ended
                                                December 31,     December 31,
                                                     2001           2000
                                                ------------     ------------
Revenue                                          $       --       $       --

Operating Expenses:
  General and administrative                         49,372           84,112
  Deferred compensation                             109,375          109,374
  Research and development                           10,656          136,970
  Depreciation expense                                  673              506
                                                 ----------       ----------
Total Operating Expenses                            170,076          330,962

Loss from operations                               (170,076)        (330,962)

Other Income and Expense:
Interest and dividend income                              5            2,107
Interest expense                                     (5,250)          (7,876)
                                                 ----------       ----------
Total other income (loss)                            (5,245)          (5,769)

Net Income (Loss)                                  (175,321)      $ (336,731)
                                                 ==========       ==========

Basic and diluted net loss
per share ...................................    $     (.02)      $    (0.04)
                                                 ==========       ==========

Basic and diluted weighted
average number of shares
outstanding .................................     8,583,189        8,168,352
                                                 ==========       ==========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
              EQUITY (DEFICIT) FROM INCEPTION ON JANUARY 15, 1999
                           THROUGH DECEMBER 31, 2001

                                                         Capital in
                                                          Excess of       Accumulated       Deferred
                                  Common Stock            Par Value         Deficit       Compensation        Total
                              -------------------        -----------      -----------     ------------     -----------
                              Shares       Amount
                              ------       ------
Issuance of
  common stock             4,500,000     $       450     $    59,550      $        --      $        --     $    60,000

Issuance of common
 stock for cash              517,124              52       1,090,184               --               --       1,090,236

Issuance of common
 stock in reverse
 merger                    3,000,000             300            (300)              --               --              --

Issuance of common
 stock for
 consulting services         350,000              35         874,965               --         (510,420)        364,580

Issuance of common
 stock for
 stockholder's loan            5,000               1          26,491               --               --          26,492

Issuance of common
 stock for Placement
 and Merger Fees             118,433              12             (12)              --               --              --

Issuance of common
 stock for Services           92,632               9         109,991               --               --         110,000

Net loss                          --              --              --       (2,032,323)              --      (2,032,323)
                         -----------     -----------     -----------      -----------      -----------     -----------

Balance at
 December 31, 2000         8,583,189     $       859     $ 2,160,869      $(2,032,323)     $  (510,420)    $  (381,015)

Write down of
 deferred compensation                                                                         437,497         437,497
Net Loss                                                                     (788,754)                        (788,754)
                         -----------     -----------     -----------      -----------      -----------     -----------

Balance at
 December 31, 2001         8,583,189     $       859     $ 2,160,869      $(2,821,077)     $   (72,923)    $  (732,272)
                         ===========     ===========     ===========      ===========      ===========     ===========

            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   For the period
                                                                                   from inception
                                                     For the         For the       on January 15,
                                                    year ended      year ended     1999, through
                                                   December 31,    December 31,     December 31,
                                                      2001             2000             2001
                                                   ------------    ------------    --------------
Cash flows used in operating activities:
Net loss ......................................     $(788,754)     $(1,714,563)     $(2,821,077)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Deferred compensation .........................       437,497          364,580          802,077
Stock Issued for Services .....................            --          110,000          110,000
Depreciation ..................................         2,576            2,131            6,329
Interest expense ..............................        21,000            7,875           28,875
Increase (decrease) in operating assets:

Increase in operating liabilities:
Accounts payable and accrued expenses .........       325,156          143,937          529,252
                                                    ---------      -----------      -----------
Net cash used in operating activities .........        (2,525)      (1,086,040)      (1,344,544)
                                                    ---------      -----------      -----------

Cash flows from investing activity:

Patent costs ..................................        (1,494)         (11,735)         (15,145)
Purchase of furniture and equipment ...........            --               --          (16,216)
                                                    ---------      -----------      -----------
                                                       (1,494)         (11,735)         (31,361)
Cash flows provided by financing activity:

Proceeds from issuance of common stock ........            --          900,000        1,150,236
Proceeds from notes payable ...................            --          500,000          500,000
Repayment of notes payable ....................            --         (300,000)        (300,000)
Proceeds from loan from shareholder ...........            --            1,177           26,492
                                                    ---------      -----------      -----------
Cash flows provided by financing
 activities: ..................................           -0-        1,101,177        1,376,728

Net increase in cash ..........................        (4,019)          (3,403)             823

Cash at beginning of period ...................         4,842            1,439               --
                                                    ---------      -----------      -----------

Cash at end of period .........................     $     823      $     4,842      $       823
                                                    =========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ................................                    $    10,982
      Income taxes ............................                    $        --

NONCASH ACTIVITIES:
   Common stock issued in connection
     repayment of officer loan ................                    $    26,492
  Issuance of shares of common stock
   as deferred compensation ...................                    $   364,580
  Issuance of shares of common stock
   in payment of monies due Intrinsix
     Corporation ..............................                    $   110,000

            See Notes to Condensed Consolidated Financial Statements.

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

           a.   BASIS OF FINANCIAL STATEMENT PRESENTATION

           The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a negative working capital of $757,304, a stockholders' deficit of $732,272 and incurred net losses of $2,821,077 during the period from inception, January 15 1999, to December 31, 2001. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. At present the Company is dependent on the resources of management and trade credit to continue operations, complete research and development, and bring its technology into production and experience an increase in sales. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its source of inventory, continued research and development and initiating marketing penetration. The Company plans to engage in such ongoing financing efforts on a continuing basis.

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


           The consolidated financial statements presented at December 31, 2001 consist of the consolidated balance sheet as at December 31, 2001 and the statements of operations, cash flows and stockholders equity for the years ending December 31, 2000 and 2001 and for the period from inception on January 15, 1999 through December 31, 2001.

           b.   CASH AND CASH EQUIVALENTS

           Cash and Cash Equivalents - Temporary investments with a maturity of less than three months when purchased are treated as cash.

           c.   LOSS PER SHARE:

           Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from January 15, 1999 through December 31, 1999, there were no dilutive securities outstanding. During the years ending December 31, 2000 and 2001, shares to be issued upon the exercise of options and warrants are not included in the computation of loss per share as their effect is anti-dilutive.

           d.   REVENUE RECOGNITION

           Revenue is recognized when products are shipped or services are rendered.

           e.   RESEARCH AND DEVELOPMENT EXPENSES

           Research and development expenses are charged to operations when incurred.

           f.   PATENT COSTS

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

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


           h.   ASSET IMPAIRMENT

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

           i.   SIGNIFICANT CONCENTRATION OF CREDIT RISK

           At December 31, 2001, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

           j.   ACCOUNTING FOR STOCK-BASED COMPENSATION

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

           k.   RECENT ACCOUNTING STANDARDS

          ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

           Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. It is effective for all fiscal years beginning after June 15, 1999. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not currently engage in derivative trading or hedging activity. The Company will adopt SFAS 133 in the fiscal year ending December 31, 2000, no impact on operating results or financial position has occurred.

NOTE 3  -  RELATED PARTY TRANSACTIONS

           a.   LEASED OFFICE SPACE

           The Company has entered into a sub lease agreement with Phillip O. Escaravage for the lease of office space located at 11 Chambers Street, Princeton, New Jersey for a monthly rent of $ 2,400 per month.

           Rent and other facility costs were $10,664 paid pursuant to this lease agreement for the year ended December 31, 2001

           b.   EMPLOYMENT AGREEMENTS AND OFFICER SALARIES

           (1) In February, 2000, the Company entered into a 2 year employment agreement with Brendon Elliott as President of the Company for a monthly salary of $5,000 plus certain fringe benefits including medical insurance and 4 weeks vacation time and reimbursement for out of pocket expenses.

                      As of December 31, 2000, Mr. Elliott was paid an aggregate of $63,333, and $60,000 has been accrued for the year ended December 31, 2001.

           (2) In January, 2000, The Company entered into a 2 year employment agreement with Richard Case as Chief Executive Officer for a monthly salary of $10,000 per month, certain benefits including health insurance, 4 weeks vacation, reimbursement for out of pocket expenses and 175,000 options to purchase shares of common stock of the Company at $0.10 per share with "piggyback" registration rights. In addition, if in the eventuality a "Change in Control" occurs, Mr. Case would be entitled to receive the difference between moneys that he actually received upon termination and 2.99 times his base amount. As of December 31, 2000, the Company has paid an aggregate of $62,295. Mr. Case was replaced as CEO in May, 2000 and his employment agreement was converted into a consulting agreement. On August 23, 2000, Mr. Case was terminated as a consultant to the Company. The Company is currently engaged in a dispute with Mr. Case over additional compensation allegedly due to him under his January 28, 2000 employment agreement. The Company has entered into negotiations with Mr. Case to settle this matter.

           (3) On April 28, 2000, the Company entered into a 2 year employment agreement with Howard M. Weinstein as Chief Executive Officer for an annual base salary of $130,000 along with certain fringe benefits including health insurance, 4 weeks vacation and

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

reimbursement of out of pocket expenses. Mr. Weinstein terminated the Employment agreement on October 31, 2000 and on January 10, 2001 litigation was amicably resolved between the Parties and Fullcomm has withdrawn any and all civil and criminal complaints against Mr. Weinstein.

                     No other officer has received a salary in excess of $100,000.

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

           On August 16, 2000, the Company executed a $200,000 promissory note (the "Note") in favor of Jenadosa Holdings, a British VI Corporation ("Jenadosa") in exchange for a loan in the amount of $200,000 (the "Principal Amount") from Jenadosa to the Company. The Note provides that interest on the Principal Amount shall accrue at the rate of 10.5% per annum. The Principal Amount and all accrued interest are payable upon the earlier of (i) August 3, 2001 or (ii) the consummation of an equity or debt financing by the Company in an amount equal to or greater than $200,000. As of December 31, 2001, the Company has accrued interest aggregating $28,875. As of December 31, 2001, the
Note is in default.

NOTE 5  -  PROPERTY PLANT AND EQUIPMENT

           Property Plant and Equipment consists of the following at December 31, 2001:

               Furniture and fixtures                       $    16,216
               Less accumulated depreciation                      6,329
                                                            -----------

               Property Plant and Equipment - net           $     9,887
                                                            ===========

NOTE 6  -  INCOME TAXES

           The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

           At December 31, 2001, the Company has net operating loss carry forwards for income tax purposes of $2,827,077. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

           The components of the net deferred tax asset as of December 31, 2001 are as follows:

               Deferred tax asset:
               Net operating loss carry forward        $       961,206
               Valuation allowance                     $      (961,206)
                                                       ---------------

               Net deferred tax asset                  $           -0-
                                                       ===============

           The Company recognized no income tax benefit for the loss generated for the period from inception, January 15, 1999, to December 31, 2001.

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

           On January 28, 2000, the Company consummated a merger with Fullcomm, Inc., a New Jersey corporation ("Old Fullcomm"). The Company issued 3,000,000 shares of Common Stock for all of the outstanding capital of Old Fullcomm. Pursuant to the merger, the shareholders of Old Fullcomm acquired majority control of the Company. For accounting purposes, the merger has been treated as a recapitalization of the Company with Old Fullcomm as the acquirer (reverse acquisition). The merger was completed on March 1, 2000.

           In connection with the merger, the Company entered into two separate advisory agreements. Pursuant to the agreements, the Company issued 350,000 restricted shares of its Common Stock for an aggregate consideration of $875,000 or $2.50 per share. The Company is treating the issuance of shares as deferred compensation and is recognizing compensation

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


expense over a 2 years at the rate of $109,375 per quarter. As of December 31, 2001, the Company has charged $802,077 to operations.

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

           As of December 31, 2001, the Company has reserved 218,366 shares of common stock pending the exercise of these warrants.

NOTE 8  -  COMMITMENTS AND CONTINGENCIES

           a.   LEASE AGREEMENT

           Effective June 5, 2000, the Company has leased office space from an unrelated party at 6 Hawk Road, Lawrenceville, New Jersey on a month-to-month basis at $800 per month plus utilities.

           b.   ENGINEERING SERVICES AGREEMENT

           In May, 2000, the Company entered into an engineering design and consulting agreement with Intrinsix, which was later modified on September 29, 2000, for an aggregate consideration of $540,000. As of December 31, 2001, the Company has paid an aggregate of $0 leaving a balance due of $71,628 as of December 31, 2001.

           c.   STOCK OPTIONS

           In January, 2000, The Company entered into a 2 year employment with Richard Case and has issued to him 175,000 options to purchase shares of common stock of the Company at $0.10 per share with "piggyback" registration rights.

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


           d.   STOCK OPTION PLAN

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


           As of December 31, 2001, no options have been exercised and the Company has reserved an aggregate of 375,000 shares of common stock pending the exercise of these options into shares of common stock.

Stock option activity is summarized as follows:

                                                  Exercise Shares         Price
                                                  ---------------         -----
Options outstanding at beginning of year                    -0-
Granted                                                200,000             2.50
Granted                                                175,000              .10
Exercised                                                   -0-
Cancelled/expired                                           -0-
                                                       -------

Options outstanding at end of year                     375,000
                                                       =======

Options exercisable at end of year                     187,500
                                                       =======

           The Company applies APB No. 25 in accounting for its employee stock option plans and, accordingly, recognizes employee compensation expense for the difference between the fair value of the underlying common shares and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things
(1) the vesting period of the stock options and (2) the fair value of additional stock options in future years (3) the exercise price was higher than the market price as of the date of the Grant.

                                 FULLCOMM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


           e.   LITIGATION

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