Form 10QSB
period 2002-03-31
FULLCOMM TECHNOLOGIES INC
filed 2002-05-28
CIK 1072816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission file number 0-25007

                           FULLCOMM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                       Delaware                                                    65-0656268
            (State or other jurisdiction of                                     (I.R.S. Employer
            incorporation or organization)                                     Identification No.)

                      6 Hawk Road
               Lawrenceville, New Jersey                                              08648
       (Address of principal executive offices)                                    (Zip Code)

                                 (609) 730-9900
              (Registrant's telephone number, including area code)


                 (Former address, if changed since last report)


         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of May 20, 2002, there were 8,583,189 shares of the Registrant's common stock, par value $.0001 per share, issued and outstanding.

                           FULLCOMM TECHNOLOGIES, INC.
                 MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                               Page Number

        Special Note Regarding Forward Looking Statements ...............           3

                                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ............................................           4
Item 2. Plan of Operation ...............................................          13

                                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................          14
Item 6. Exhibits and Reports on Form 8-K.................................          14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward- looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Report of Reviewing Independent Accountant..................................        5
    Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001.......        6
    Consolidated Statements of Operations
         for the three months ended March 31, 2002 and 2001 ....................        7
    Consolidated Statement of Stockholders' Equity (Deficit)....................        8
    Consolidated Statements of Cash Flows
         for the three months ended March 31, 2002 and 2001 ....................        9
    Notes to Consolidated Financial Statements..................................       10

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Fullcomm Technologies, Inc.(a development stage company)

I have reviewed the accompanying consolidated balance sheet of Fullcomm Technologies, Inc. (a development stage company) as of March 31, 2002, and the related consolidated statements of operations and of cash flows for the three-month periods ended March 31, 2001 and 2002. These financial statements are the responsibility of the Company's management.

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

I previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in my report dated April 15, 2002, that was prepared assuming that Fullcomm Technologies, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Fullcomm Technologies, Inc. (a development stage company) to continue as a going concern. In my opinion, the accompanying balance sheet information as of December 31, 2001, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.


/s/Thomas Monahan
-------------------------------------------
Thomas Monahan, Certified Public Accountant
Paterson, New Jersey
May 15, 2002

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       December 31,    March 31,2002
                                                           2001          Unaudited
                                                       -----------      -----------
ASSETS

Current assets
   Cash ..........................................     $       823      $       785
                                                       -----------      -----------
   Total current assets ..........................             823              785

Furniture and equipment, net of accumulated
  depreciation ...................................           9,887            9,214

Other assets
   Patent costs ..................................          15,145           15,145
                                                       -----------      -----------
Total other assets ...............................          15,145           15,145
                                                       -----------      -----------
      TOTAL ASSETS ...............................     $    25,855      $    25,144
                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses ............     $   529,252      $   584,692
Loan Payable .....................................         228,875          233,875
                                                       -----------      -----------

      Total Current Liabilities ..................         758,127          818,567

STOCKHOLDERS' DEFICIT:

Preferred stock, 5,000,000 shares,  $0.001 par
  value, authorized; no shares issued ............              --               --
Common stock, 20,000,000 shares, $0.0001 par .....
  value, authorized; at December 31, 2001 and
  March 31, 2002 there are 8,583,189 and
  8,583,189 shares issued and outstanding
  respectively ...................................             859              859
  Capital in excess of par .......................       2,160,869        2,160,869
  Deficit accumulated during the development stage      (2,821,077)      (2,955,151)
Deferred compensation ............................         (72,923)             -0-
                                                       -----------      -----------

   Total Stockholders' Deficit ...................        (732,272)        (793,423)
                                                       -----------      -----------

   TOTAL LIABILITIES AND STOCKHOLDERS'
      DEFICIT ....................................     $    25,855      $    25,144
                                                       ===========      ===========


            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED


                                                                            For the
                                                                          period from
                                                                          inception on
                                        For the three    For the three     January 15,
                                           months           months            1999,
                                           ended            ended            through
                                         March 31,         March 31,         March 31,
                                           2001              2002              2002
                                         -----------      -----------      -----------

Revenue ............................     $        --      $        --      $        --

Costs of goods sold ................              --               --               --
                                         -----------      -----------      -----------
Gross profit .......................              --               --               --

Operating Expenses:
    General and administrative .....          27,635           26,685        1,155,538
    Deferred compensation ..........         109,374           72,923          875,000
    Stock issued for services ......                                           110,000
    Research and development .......          21,967           28,794          785,958
    Depreciation expense ...........             734              674            7,003
                                         -----------      -----------      -----------

Total Operating Expenses ...........         159,710          129,076        2,933,499

Loss from operations ...............        (159,710)        (129,076)      (2,933,499)

Other Income and Expense:
Interest and dividend income .......             122                2           15,875
Interest expense ...................          (5,250)          (5,000)         (37,527)
                                         -----------      -----------      -----------

Total other income (loss) ..........          (5,128)          (4,998)         (21,652)

Net Income (Loss) ..................     $  (164,838)     $  (134,074)     $(2,955,151)
                                         ===========      ===========      ===========

Basic and diluted net loss per share     $     (0.02)     $     (0.02)
                                         ===========      ===========
Basic and diluted weighted average
number of shares outstanding .......       8,583,189        8,538,189
                                         ===========      ===========


            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED CONSOLIDATED STATEMENT
                        OF STOCKHOLDERS' EQUITY (DEFICIT)
            FROM INCEPTION ON JANUARY 15, 1999 THROUGH MARCH 31, 2002
            ---------------------------------------------------------


                                        Common Stock             Capital in
                              ----------------------------       Excess of       Accumulated        Deferred
                                  Shares           Amount        Par Value         Deficit        Compensation       Total
                              -----------      -----------      -----------      -----------      -----------      -----------

Issuance of common stock        4,500,000      $       450      $    59,550      $        --      $        --      $    60,000

Issuance of common stock
  for cash                        517,124               52        1,090,184               --               --        1,090,236

Issuance of common stock
  in reverse  merger            3,000,000              300             (300)              --               --               --

Issuance of common stock
  for consulting services         350,000               35          874,965               --         (510,420)         364,580

Issuance of common stock
  for stockholder's loan            5,000                1           26,491               --               --           26,492

Issuance of common stock
  for Placement and
  Merger Fees                     118,433               12              (12)              --               --               --

Issuance of common stock
  for Services                     92,632                9          109,991               --               --          110,000

  Net loss                             --               --               --       (2,032,323)              --       (2,032,323)
                              -----------      -----------      -----------      -----------      -----------      -----------

Balance at
  December 31, 2000             8,583,189      $       859      $ 2,160,869      $(2,032,323)     $  (510,420)     $  (381,015)


Write down of deferred
  compensation                                                                                        437,497          437,497

Net loss                                                                            (788,754)                         (788,754)
                              -----------      -----------      -----------      -----------      -----------      -----------

Balance at
  December 30, 2001             8,583,189      $       859      $ 2,160,869      $(2,821,077)     $   (72,923)     $  (732,272)
                              ===========      ===========      ===========      ===========      ===========      ===========

Write down of deferred
  compensation                                                                                         72,923           72,923

Net loss                                                                            (134,074)                         (134,074)
                              -----------      -----------      -----------      -----------      -----------      -----------

  Balance at
    March 31, 2002              8,583,189      $       859      $ 2,160,869      $ 2,955,151      $         0      $  (793,423)
                              ===========      ===========      ===========      ===========      ===========      ===========


            See Notes to Condensed Consolidated Financial Statements.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                    UNAUDITED


                                                                                                                    For the
                                                                                                                     period
                                                                                                                      from
                                                                                                                    inception
                                                                                 For the            For the            on
                                                                                  three              three         January 15,
                                                                                  months             months           1999,
                                                                                  ended              ended           through
                                                                                March 31,          March 31,        March 31,
                                                                                   2002               2001             2002
                                                                                -----------      -----------      -----------
Cash flows used in operating activities:
Net loss ..................................................................     $  (134,074)     $  (164,808)     $(2,955,151)

Adjustments to reconcile net loss to net cash used in operating activities:
Deferred compensation .....................................................          72,923          109,374          875,000
Stock Issued for Services .................................................              --               --          110,000
Depreciation ..............................................................             674              734            7,003
Interest expense ..........................................................           5,000            5,050           33,875
Increase (decrease) in operating assets:
Increase in operating liabilities:
Accounts payable and accrued expenses .....................................          55,439           47,334          584,691
                                                                                -----------      -----------      -----------
Net cash used in operating activities .....................................             (38)          (2,316)      (1,344,582)
                                                                                -----------      -----------      -----------

Cash flows from investing activity:

Patent costs ..............................................................              --             (880)         (15,145)
Purchase of furniture and equipment .......................................              --               --          (16,216)
                                                                                -----------      -----------      -----------
                                                                                         --             (880)         (31,361)
Cash flows provided by financing activity:

Proceeds from issuance of common stock ....................................              --               --        1,150,236
Proceeds from notes payable ...............................................              --               --          500,000
Repayment of notes payable ................................................              --               --         (300,000)
Proceeds from loan from shareholder .......................................              --               --           26,492
                                                                                -----------      -----------      -----------
Cash flows provided by financing activities: ..............................              --               --        1,376,728


Net decrease in cash ......................................................             (38)          (3,196)             785

Cash at beginning of period ...............................................             823            4,842               --
                                                                                -----------      -----------      -----------

Cash at end of period .....................................................     $       785      $     1,646      $       785
                                                                                ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest ............................................................     $     5,000      $        --
      Income taxes ........................................................     $        --      $        --


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

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2002, the results of its operations for the three months ended March 31, 2001 and 2002, the results of its operations and cash flows for the three-months ended March 31, 2002 and for the period from inception on January 15, 1999 through March 31, 2002 and its operations and cash flows for the period from inception on January 15, 1999 through March 31, 2002.

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

NOTE 2 - LOSS PER SHARE

         Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from January 15, 1999 through March 31, 2002 there were no dilutive securities outstanding. During the three- months ending March 31, 2002, shares to be issued upon the exercise of options and warrants are not included in the computation of loss per share as their effect is anti-dilutive.


NOTE 3 - SIGNIFICANT EVENTS

         1. In January 2000, the Company entered into a 2 year employment with Richard Case, its then chief executive officer. The employment agreement provided for a monthly salary of $10,000 per month, certain benefits including health insurance, 4 weeks vacation,

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


reimbursement for out of pocket expenses and the payment of 175,000 stock options, each to purchase one share of common stock of the Company at $0.10 per share. Mr. Case was terminated in May 2000. As of March 31, 2002, the Company is negotiating a settlement of this agreement.

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

         As of March 31, 2002, the Company has reserved 218,366 shares of common stock pending the exercise of these warrants.

NOTE 4 - INCOME TAXES

         The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2002, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

         At March 31, 2002, the Company has net operating loss carry forwards for income tax purposes of $2,955,151. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

         The components of the net deferred tax asset as of March 31, 2002 are as follows:

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Deferred tax asset:
    Net operating loss carry forward                 $  1,004,751
    Valuation allowance                              $ (1,004,751)
                                                     -------------
    Net deferred tax asset                           $        -0-


         The Company recognized no income tax benefit for the loss generated for the period from inception, January 15, 1999, to March 31, 2002.

         The Company recognized no income tax benefit from the loss generated for the period from inception, January 15, 1999 to March 31, 2002. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

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

         We have not yet achieved operating revenues and do not expect to achieve revenues until we are able to complete development of our products. Our activities to date have been principally devoted to product research and development, prototype development, raising capital, developing marketing plans, acquiring equipment and hiring management personnel. As of March 31, 2002 we had a working capital deficit of $817,782. We do not require or anticipate making any sales or purchases of plant or significant equipment during the next twelve months.

         We anticipate that we will be able to continue to fund our current operations on a very limited basis, in the near term, with capital provided by management and without additional outside capital. However, in order to effectively fund our research and development and commercialization efforts, including, but not limited to, development and testing of the proof of concept prototype, subsequent beta-testing and hiring of additional employees, it will be necessary for us to raise substantial amounts of additional capital. If we are unable to raise such capital, we may have to cease operations. There can be no assurance that any such financing will, in fact, occur or be consummated.

         We are a development stage company. From our inception through the present we have had no revenues. We have incurred losses each year since our inception and had an accumulated deficit of $2,955,151 at March 31, 2002. We expect to continue to incur losses for at least the next eighteen months from expenditures on research, product development, marketing and administrative activities.

         We do not expect to generate significant revenues from product sales for at least the next eighteen months during which time we plan to continue to engage in research and development activities. However, during the interim period we may enter into licensing or other agreements with marketing and distribution partners that may result in license fees and other related revenues. No assurance can be given, however, that we will obtain the necessary capital required for our proposed research and development activities or that it such activities are undertaken that they will result in any commercially viable products, or that any licensing or other agreements with marketing and distribution partners will be entered into by us and result in revenues. Our future success will depend on our ability to raise needed capital and transform our research and development activities into commercial products.


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are engaged in a dispute with Richard T. Case, our former Chief Executive Officer, over additional compensation allegedly due to him under his January 28, 2000 employment agreement (the "Employment Agreement"). Mr. Case has entered into settlement negotiations with us which we expect to conclude in the near future by issuing to him approximately 30,000 shares of our common stock. No assurance can be given however, that this matter will be settled and if settled, that such settlement will involve the terms described herein.

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



                                     FULLCOMM TECHNOLOGIES, INC.


Dated:   May 22, 2002                By: /s/Brendan G. Elliot
                                         -------------------------------------
                                         Brendan G. Elliot,
                                         President and Chief Executive Officer

Dated:   May 22, 2002                By: /s/Wayne H. Lee
                                         -------------------------------------
                                         Wayne H. Lee, Vice President and
                                         Chief Accounting Officer