Form 10QSB
period 2002-06-30
FULLCOMM TECHNOLOGIES INC
filed 2002-08-14
CIK 1072816

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                           EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                         Commission file number 0-25007

                           FULLCOMM TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                                 65-0656268
         -------------------------------------                                --------------------
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                     Identification No.)

                 1640 TERRACE
                WALNUT CREEK, CA                                                      94596
       ----------------------------------------                                    ----------
       (Address of principal executive offices)                                    (Zip Code)

                                 (925) 930-0100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     ---------------------------------------------------------------------
     (Former Name, Former Address, and Former Fiscal year if Changed Since
                                  Last Report)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 12, 2002, there were 19,733,189 shares of the Registrant's common stock, par value $.001 per share issued and outstanding.

     Transitional Small Business Disclosure Format (check one)  Yes      No  X
                                                                    ---     ---

================================================================================

                           FULLCOMM TECHNOLOGIES, INC.
                  JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                                  Page Number
                                                                                                                  -----------
                  Special Note Regarding Forward Looking Statements                                                         3

                          PART I FINANCIAL INFORMATION

Item 1.           Financial Statements                                                                                      4
Item 2.           Plan of Operation                                                                                         9

                            PART II OTHER INFORMATION

Item 3.           Defaults Upon Senior Securities                                                                          11
Item 6.           Exhibits and Reports on Form 8-K                                                                         11

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS                                                                         PAGE
                                                                                                               ----
         Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001                                     5

         Consolidated Statements of Operations
          for the three and six-months ended June 30, 2002 and 2001 and for
          the period from inception on January 15, 1999 through June 30, 2002                                     6

         Consolidated Statements of Cash Flows
          for the six months ended June 30, 2002 and 2001 and for the
          period from inception on January 15, 1999 through June 30, 2002                                         7

         Notes to Consolidated Financial Statements                                                               8

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2002           2001
                                                               -----------     ------------
                                                                UNAUDITED

                                     ASSETS
CURRENT ASSETS:
  CASH                                                         $       729     $       823
                                                               -----------     -----------
    TOTAL CURRENT ASSETS                                               729             823
                                                               -----------     -----------
FURNITURE AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION                                                       8,540           9,887
                                                               -----------     -----------
OTHER ASSETS:
  PATENT COSTS                                                      15,145          15,145
                                                               -----------     -----------
    TOTAL OTHER ASSETS                                              15,145          15,145
                                                               -----------     -----------
TOTAL ASSETS                                                   $    24,414     $    25,855
                                                               ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        $   584,692     $   529,252
  LOAN PAYABLE                                                     239,375         228,875
                                                               -----------     -----------
TOTAL LIABILITIES                                                  824,067         758,127
                                                               -----------     -----------
STOCKHOLDERS' DEFICIT:
  PREFERRED STOCK, 5,000,000 SHARES AUTHORIZED,
   $0.001 PAR VALUE, NO SHARES ISSUED                                    -               -
  COMMON STOCK, 20,000,000 SHARES AUTHORIZED,
   $0.0001 PAR VALUE, 8,583,189 ISSUED AND
   OUTSTANDING                                                         859             859
  CAPITAL IN EXCESS OF PAR                                       2,160,869       2,160,869
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT
   STAGE                                                        (2,961,381)     (2,821,077)
  DEFERRED COMPENSATION                                                  -         (72,923)
                                                               -----------     -----------
TOTAL SHAREHOLDERS' DEFICIT                                       (799,653)       (732,272)
                                                               -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 DEFICIT                                                       $    24,414     $    25,855
                                                               ===========     ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                      FOR THE PERIOD
                                                                                                      FROM INCEPTION
                                            THREE MONTHS ENDED               SIX MONTHS ENDED         ON JANUARY 15,
                                                  JUNE 30,                        JUNE 30,                 1999
                                        --------------------------      --------------------------        THROUGH
                                           2002            2001            2002            2001        JUNE 30,2002
                                        ----------      ----------      ----------      ----------    --------------
REVENUE                                 $        -      $        -      $        -      $        -                -
COST OF GOODS SOLD                               -               -               -               -                -
                                        ----------      ----------      ----------      ----------      -----------
GROSS PROFIT                                     -               -               -               -                -
                                        ----------      ----------      ----------      ----------      -----------

OPERATING EXPENSES:
  GENERAL AND ADMINISTRATIVE                    60          86,001          26,745         113,636        1,155,598
  DEFERRED COMPENSATION                          -         109,374          72,923         218,748          875,000
  STOCK ISSUED FOR SERVICES                      -               -               -               -          110,000
  RESEARCH AND DEVELOPMENT                       -          49,533          28,794          71,500          785,958
  DEPRECIATION EXPENSE                         673             495           1,347           1,229            7,676
                                        ----------      ----------      ----------      ----------      -----------
TOTAL OPERATING EXPENSES                       733         245,403         129,809         405,113        2,934,232
                                        ----------      ----------      ----------      ----------      -----------
INCOME BEFORE OTHER INCOME                    (733)       (245,403)       (129,809)       (405,113)      (2,934,232)
                                        ----------      ----------      ----------      ----------      -----------
OTHER INCOME (EXPENSE):
  INTEREST AND DIVIDEND INCOME                   3              18               5             140           15,878
  INTEREST EXPENSE                          (5,500)         (5,250)        (10,500)        (10,500)         (43,027)
                                        ----------      ----------      ----------      ----------      -----------
TOTAL OTHER INCOME (EXPENSE)                (5,497)         (5,232)        (10,495)        (10,360)         (27,149)
                                        ----------      ----------      ----------      ----------      -----------
NET (LOSS)                              $   (6,230)     $ (250,635)     $ (140,304)     $ (415,473)     $(2,961,381)
                                        ==========      ==========      ==========      ==========      ===========
BASIC AND DILUTED NET LOSS PER SHARE    $     (.00)     $     (.03)     $     (.02)     $     (.05)
                                        ==========      ==========      ==========      ==========
BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING            8,583,189       8,583,189       8,583,189       8,583,189
                                        ==========      ==========      ==========      ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   FULLCOMM TECHNOLOGIES, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       FOR THE PERIOD
                                                                       FROM INCEPTION
                                                  SIX MONTHS ENDED     ON JANUARY 15,
                                                       JUNE 30,             1999
                                               ----------------------     THROUGH
                                                  2002       2001       JUNE 30,2002
                                               ---------    ---------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                       $(140,304)   $(415,473)    $(2,961,381)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED IN OPERATING ACTIVITIES
DEFERRED COMPENSATION                             72,923      218,748         875,000
STOCK ISSUED FOR SERVICES                              -            -         110,000
DEPRECIATION                                       1,347        1,229           7,676
INTEREST EXPENSE                                  10,500       10,500          39,375
INCREASE IN ACCOUNTS PAYABLE AND
 ACCRUED EXPENSES                                 55,440      182,275         584,692
                                               ---------    ---------     -----------
NET CASH USED IN OPERATING ACTIVITIES                (94)      (2,721)     (1,344,638)
                                               ---------    ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITY:
PURCHASE OF FURNITURE AND EQUIPMENT                    -            -         (16,216)
PATENT COSTS                                           -       (1,142)        (15,145)
                                               ---------    ---------     -----------
NET CASH USED IN INVESTING ACTIVITIES                  -       (1,142)        (31,361)
                                               ---------    ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS OF ISSUANCE OF STOCK                          -            -       1,150,236
PROCEEDS OF NOTE PAYABLE                               -            -         500,000
REPAYMENT OF NOTE PAYABLE                              -            -        (300,000)
PROCEEDS FROM LOAN TO SHAREHOLDER                      -            -          26,492
                                               ---------    ---------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              -            -       1,376,728
                                               ---------    ---------     -----------
NET INCREASE IN CASH                                 (94)      (3,863)            729
CASH AT BEGINNING OF PERIOD                          823        4,842               -
                                               ---------    ---------     -----------
CASH AT END OF PERIOD                          $     729    $     979     $       729
                                               =========    =========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  CASH PAID FOR INTEREST                       $       -    $       -
                                               =========    =========
  CASH PAID FOR INCOME TAXES                   $       -    $       -
                                               =========    =========

NON-CASH FINANCING ACTIVITIES:
  INCREASE IN LOAN PAYABLE, ATTRIBUTABLE TO
   ACCRUAL OF INTEREST EXPENSE                 $  10,500    $  10,500
                                               =========    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

1.   Consolidated Financial Statements

     The accompanying financial statements include the accounts of Fullcomm Technologies Inc. And its wholly owned subsidiary Fullcomm, Inc. (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements of have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB and item 310(b) of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the form 10KSB filed with the SEC on April 15, 2002.


2.   Long-Term Loans Payable

     On August 16, 2000 the company executed a $200,000 promissory note. The note provides for interest on the principal, accrued at a rate of 10.5% per annum. The principal and all accrued interest were payable upon the earlier of (i) August 3, 2001 or (ii) the consummation of an equity or debt financing by the Company in an amount equal to or greater than $200,000. At June 30, 2002 the principal and accrue interest due was $239,375. The note is in default.

ITEM 2.   PLAN OF OPERATION

     We are a development stage company that, through our wholly-owned subsidiary, Fullcomm, Inc., has been engaged in the research and development of proprietary hardware and software encryption components for digital data transfer, specializing in digital media and data security on the Internet. Our activities since the inception of this line of business have been devoted to research and development, prototype development, creating a marketing program, acquiring equipment, hiring management personnel and raising capital. We have had no operating revenues and have financed all of our operations from loans and sales of our common stock.

     On July 22, 2002, we issued 10,000,000 shares (the "Rector Shares") of our restricted common stock to David Rector in consideration for his serving as our sole officer and director. The foregoing shares were issued in connection with our reorganization as more fully described below.

     Due to a lack of funding we have been unable to complete development of any of our products. As a result, subsequent to the period covered by the Report we have engaged in a corporate reorganization. On July 16, 2002 (the "Closing Date") we completed and closed a June 20, 2002 Preferred Stock Purchase Agreement (the "Agreement") with 7 persons who purchased an aggregate of 10,000 shares of our Series A Preferred Stock at a purchase price of $20 per share or $200,000 on an aggregate basis. The terms of the Series A Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights of our Series A Preferred Stock as filed with the Delaware Secretary of State on July 16, 2002. The Series A Preferred Stock is convertible, in whole and not in part, into shares of our restricted common stock at the rate of 120 shares of common stock for each share of Series A Preferred Stock or an aggregate of 1,200,000 shares at any time after our Certificate of Incorporation has been amended to increase our authorized common stock to a sufficient number of shares to provide for the shares to be issued upon conversion. No downward adjustment shall be made with respect to the conversion rate and number of shares of our common stock issuable upon conversion in the event of a reverse split of our common stock, including, but not limited to, the 46:1 reverse stock split intended to be effected by us.

     The Agreement further provided for the resignation of Brendan Elliott and Wayne Lee as officers and directors. These resignations took effect on July 17, 2002. David Rector, our sole director following such resignations, was appointed to fill the vacant officer positions created by the resignations. Messrs. Elliott and Lee continue to serve as officers and directors of our wholly owned subsidiary Fullcomm, Inc. pending the proposed sale of Fullcomm, Inc. to Messrs. Elliot and Lee.

     $150,000 of the proceeds from the sale of the Series A Preferred Stock was used to pay off our creditors, which in most instances, agreed to accept negotiated settlements of obligations of ours to them. All of our creditors with the exception of Jenadosa Holdings ("Jenadosa") and Intrinsix Corp. ("Intrinsix") received payment and executed releases. Jenadosa is the holder of a $200,000, 10.5% promissory note of ours dated August 16, 2000 in the principal amount of

$200,000. Intrinsix claims to be owed approximately $72,000 by Fullcomm, Inc., our wholly owned operating subsidiary, and has agreed, along with Messrs. Elliott and Lee, to have the obligation remain an obligation of Fullcomm, Inc. following the sale of Fullcomm, Inc.

     In furtherance of the Agreement, our board of directors and a majority of our shareholders have approved amending our Certificate of Incorporation to (i) change our name to Amalgamated Technologies, Inc.; (ii) increase our authorized capitalization from 20,000,000 common shares, $.0001 par value per share and 5,000,000 preferred shares, $.001 par value per share to 200,000,000 shares of common stock, $.0001 par value per share and 10,000,000 shares of preferred stock, $.001 pare value per share; and (iii) effect a 46:1 reverse stock split (the "Reverse Stock Split"). The charter amendments, including the Reverse Stock Split, will be effected by us approximately, but not less than, twenty days following the mailing of a Definitive Information Statement.

     On the Closing Date, we had (i) 8,583,189 shares of our common stock issued and outstanding, including an aggregate of 2,925,000 shares of common stock owned by Messrs. Elliott and Lee; (ii) 99,933 common stock purchase warrants issued and outstanding, each to purchase on share of our common stock at an exercise price of $2.75 per share; (iii) an obligation to issue 30,000 shares of our common stock to Richard Case, our former chief executive officer in settlement of a compensation dispute with Mr. Case, which shares shall be issued immediately following our effectuation of the Reverse Stock Split and shall not be reduced in number by reason of such Reverse Stock Split; and (iv) an obligation to issue the Rector Shares and shares issuable to our corporate and securities counsel for services rendered, which were issued on July 22, 2002. We have further agreed to issue an additional 2,230,351 shares of our restricted common stock to David Rector in connection with his serving as our sole officer and director following the effectuation of the Certificate of Amendment including the Reverse Stock Split.

     Our board of directors and a majority of our shareholders have also approved the sale of Fullcomm, Inc., our wholly owned operating subsidiary and the owner of all of our business assets to Brendan Elliot and Wayne Lee, in exchange for a non-exclusive, ten year, worldwide license to use, manufacture, have manufactured for it, modify, promote and sell certain of the technology owned by Fullcomm, Inc., including products incorporating the technology, and the delivery by Messrs. Elliot and Lee of all of their shares of our common stock, constituting 2,950,000 shares, for cancellation. The technology which is the subject of the license agreement between us and Fullcomm, Inc. relates to source codes for key pieces of encryption/security hardware. The annual license fee payable by us to Fullcomm, Inc. is $1. The asset sale and related license agreement will be effected by us approximately, but not less than, twenty days following the mailing of a Definitive Information Statement.

     As part of the reorganization we have decided to look at other ventures of merit for corporate participation as a means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions. We have minimal operating costs and expenses at the present time due to our limited activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months although we may do so in connection with possible acquisition transactions. We do not presently engage in any product research and development and have no plans to do so in the foreseeable future. Except as otherwise discussed herein, we have no present plans to sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.


                           PART II - OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     On August 16, 2000, we executed a 10.5%, $200,000 promissory note (the "Note") in favor of Jenadosa Holdings, a British Virgin Islands corporation ("Jenadosa") in exchange for a loan in the amount of $200,000 (the "Principal Amount") from Jenadosa to us. The Principal Amount and all accrued interest thereon was due on August 3, 2001. We have not made payment on the Note and are in default. Jenadosa has not demanded payment and has taken no action at this time.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            FULLCOMM TECHNOLOGIES, INC.



Dated: August 14, 2002                      By: /s/ David Rector
                                                ------------------------------
                                                David Rector
                                                President, Chief Executive and
                                                Accounting Officer

     The undersigned, the Chief Executive and Accounting Officer of the Registrant, certifies that this Report complies with all of the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



Dated: August 14, 2002                      By: /s/ David Rector
                                                ------------------------------
                                                David Rector