Form 10QSB
period 2002-09-30
FULLCOMM TECHNOLOGIES INC
filed 2002-11-19
CIK 1072816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2002

                                       or

     [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-25007

                         AMALGAMATED TECHNOLOGIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           65-0656268
---------------------------------                          ------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

1640 TERRACE WAY, WALNUT CREEK, CA                                 94596
----------------------------------                              ----------
(Address  of  principal  executive)                            (Zip  Code)
 offices)
                                 (925) 930-0100
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                          FULLCOMM TECHNOLOGIES, INC.
  -----------------------------------------------------------------------------
    (Former Name, Former Address, and Former Fiscal year if Changed Since Last
                                     Report)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 15, 2002, there were 459,031 shares of the Registrant's common stock, par value $.0001 per share issued and outstanding.

     Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

                         AMALGAMATED TECHNOLOGIES, INC.
               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                           Page Number

                             Special Note Regarding Forward Looking Statements . .  3

                          PART I FINANCIAL INFORMATION

Item 1.                       Financial Statements . . . . . . . . . . . . . . . .  5
Item 2.                       Plan of Operation. . . . . . . . . . . . . . . . . . 11
Item 3                        Controls and Procedures. . . . . . . . . . . . . . . 13

                            PART II OTHER INFORMATION

Item 2.                       Changes in Securities and Use of Proceeds. . . . . . 13
Item 3.                       Defaults Upon Senior Securities. . . . . . . . . . . 13
Item 4.                       Submission of Matters to a Vote of Security Holders. 13
Item 6.                       Exhibits and Reports on Form 8-K . . . . . . . . . . 14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                                          PAGE
                                                                                                      ----
Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001 . . . . . . . . . . . . . . 5

Consolidated Statements of Operations
     for the three and nine-months ended September 30, 2002 and 2001 and for the period from inception on January 15, 1999 through September 30, 2002 . . . . . . . . . . . . 6

Consolidated Statement of Stockholders' Equity (Deficit). . . . . . . . . . . . . . . . . . . . . . . 7

Consolidated Statements of Cash Flows
     for the three and nine months ended September 30, 2002 and 2001 and for the period from inception on January 15, 1999 through September 30, 2002 . . . . . . . . . . . . . . 8

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    AMALGAMATED TECHNOLOGIES, INC. AND SUBSIDIARY
          (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                   September 30,  December 31,
                                                      2002           2001
                                                      ----           ----
                                                    Unaudited     (Restated)
                                                    ---------     ----------
                                     ASSETS
                                     ------
  Current assets:
-     Cash                                        $     39,719   $        823
                                                  ------------   ------------

     Total current assets                               39,719            823
                                                  ------------   ------------

  Furniture and equipment, net of accumulated
     depreciation                                        7,866          9,887
                                                  ------------   ------------

  Other assets:
     Patent costs                                       15,145         15,145
                                                  ------------   ------------

     Total other assets                                 15,145         15,145
                                                  ------------   ------------

  TOTAL ASSETS                                    $     62,730   $     25,855
                                                  ============   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

  Current liabilities:
     Accounts payable and accrued expenses        $     77,266   $    529,252
     Loan payable                                      244,625        228,875
                                                  ------------   ------------
  TOTAL LIABILTIES                                     321,891        758,127
                                                  ------------   ------------

  Stockholders' deficit:
     Preferred stock, 10,000,000 shares authorized,
       $0.001 par value, 10,000 and -0- shares issued and
       outstanding at Sept. 30, 2002 and December 31, 2001,
       respectively (See note 4)                              10               -
     Common stock, 200,000,000 shares authorized,
       $0.0001 par value, 428,982 and 186,591 shares
       issued and outstanding at Sept. 30, 2002 and
       December 31, 2001, respectively (See note 4)         43             19
     Capital in excess of par                        2,372,825      2,161,709
     Deficit accumulated during the development
       stage                                       ( 2,632,039)   ( 2,821,077)
     Deferred compensation                                   -    (    72,923)
                                                  ------------   ------------
  TOTAL SHAREHOLDERS' DEFICIT                      (   259,161)   (   732,272)
                                                  ------------   ------------

  TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIT                                       $     62,730   $     25,855
                                                  ============   ============


                See accompanying Notes to Financial Statements.

                  AMALGAMATED TECHNOLOGIES, INC. AND SUBSIDIARY
         (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                       For the Period
                                                                                       From Inception
                                          Three Months Ended       Nine Months Ended   on January 15,
                                             September 30,           September 30,         1999
                                             -------------           -------------        Through
                                           2002        2001        2002        2001    Sept. 30, 2002
                                           ----        ----        ----        ----    --------------

   Revenue                              $        -  $        -  $        -  $        -  $          -

   Cost of goods sold                            -           -           -           -             -
                                        ----------  ----------  ----------  ----------  ------------
   Gross profit                                  -           -           -           -             -
                                        ----------  ----------  ----------  ----------  ------------

   Operating expenses:
     General and administrative             21,260      53,875      48,005     167,511     1,176,858
     Deferred compensation                       -     109,374      72,923     328,122       875,000
     Stock issued for services              10,000           -      10,000           -       120,000
     Research and development                    -      28,795      28,794     100,295       785,958
     Depreciation expense                      674         674       2,021       1,903         8,350
                                        ----------  ----------  ----------  ----------  ------------
   Total operating expenses                 31,934     192,718     161,743     597,831     2,966,166
                                        ----------  ----------  ----------  ----------  ------------
   Income before other income            (  31,934)  ( 192,718)  ( 161,743)  ( 597,831)  ( 2,966,166)
                                        ----------  ----------  ----------  ----------  ------------

   Other income (expense):
     Forgiveness of debt                366,523           -      366,523            -        366,523
     Interest and dividend income                3           8           8         148        15,881
     Interest expense                    (   5,250)  (   5,250)  (  15,750)  (  15,750)  (    48,277)
                                        ----------  ----------  ----------  ----------  ------------
   Total other income (expense)            361,276   (   5,242)    350,781   (  15,602)      334,127
                                        ----------  ----------  ----------  ----------  ------------

   Net Income (Loss)                    $  329,342  $( 197,960) $  189,038  $( 613,433) $( 2,632,039)
                                        ==========  ==========  ==========  ==========  =============

   Basic net income (loss) per share    $      .88  $(    1.06) $      .76  $(    3.29)
                                        ==========  ==========  ==========  ==========
   Diluted net income (loss) per share  $      .21  $(    1.06) $      .27  $(    3.29)
                                        ==========  ==========  ==========  ==========
   Basic weighted average number of
     shares outstanding                    373,046     186,591     248,971     186,591
                                        ==========  ==========  ==========  ==========
   Diluted weighted average number of
     shares outstanding                  1,573,046     186,591     698,971     186,591
                                        ==========  ==========  ==========  ==========

                See accompanying Notes to Financial Statements.

                  AMALGAMATED TECHNOLOGIES, INC. AND SUBSIDIARY
            (Formerly known as Fullcomm Technologies and Subsidiary)

                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)

                          Preferred Stock     Common Stock      Capital
                          ----------------  ----------------   in excess  Accumulated   Deferred
                          Shares    Amount  Shares    Amount    of Par      Deficit   Compensation   Total
                          ------    ------  ------    ------    ------      -------   ------------   -----
Issuance of common stock       - $       -  109,177 $     11 $ 1,176,717 $          - $        - $  1,176,728
Issuance of common stock
  in reverse merger            -         -   65,217        7          (7)           -          -            -
Issuance of common stock
  for services and fees        -         -   12,197        1     984,999            -   (510,420)     474,580

Net loss                       -         -        -        -           -   (2,032,323)         -   (2,032,323)
                          ------ ---------  ------- -------- ----------- ------------ ---------- ------------

Balance at December 31, 2000   -         -  186,591       19   2,161,709   (2,032,323)  (510,420)    (381,015)

Write down of deferred
  compensation                 -         -        -        -           -            -    437,497      437,497

Net loss                       -         -        -        -           -     (788,754)         -     (788,754)
                          ------ ---------  ------- -------- ----------- ------------ ---------- ------------

Balance at December 31, 2001   -         -  186,591       19   2,161,709   (2,821,077)   (72,923)    (732,272)

Write down of deferred
  compensation                 -         -       -         -           -            -     72,923       72,923

Issuance of common stock
  for services                 -         -  217,391       22       9,978            -          -       10,000
Issuance of common stock
  for payment of accounts
  payable                      -         -   25,000        3       1,148            -          -        1,150
Issuance of preferred stock
  for cash                10,000        10        -        -     199,990            -          -      200,000

Net income                     -         -        -        -           -      189,038          -      189,038
                          ------ ---------  ------- -------- ----------- ------------ ---------- ------------

                          10,000 $      10  428,982 $     43 $ 2,372,825 $ (2,632,039)$        - $   (259,161)
                          ====== =========  ======= ======== =========== ============ ========== ============

                See accompanying Notes to Financial Statements.

                  AMALGAMATED TECHNOLOGIES, INC. AND SUBSIDIARY
            (Formerly know as Fullcomm Technologies and Subsidiary)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                For the period
                                                                                From Inception
                                         Three Months Ended  Nine Months Ended  on January 15
                                           September 30,       September 30,    1999, Through
                                           -------------       -------------    September, 30
                                          2002        2001    2002       2001        2002
                                          ----        ----    ----       ----        ----
Cash flows from operating activities:
Net income (loss)                       $ 329,342 $(197,960)$ 189,038 $(613,433)$(2,632,039)
Adjustments to reconcile net income (loss)
    to net cash used in operating activities
Deferred compensation                           -   109,374    72,923   328,122     875,000
Stock issued for services                  10,000         -    10,000         -     120,000
Depreciation                                  674       674     2,021     1,903       8,350
Interest expense                            5,250     5,250    15,750    15,750      44,625
Increase (decrease) in accounts payable
    and accrued expenses                 (506,276)   82,561  (450,836)  264,836      78,416
                                        --------- ---------- -------- ---------- -----------

Net cash used in operating activities    (161,010)     (101) (161,104)   (2,822) (1,505,648)
                                        --------- ---------- -------- ---------- -----------

Cash flows from investing activity:
Purchase of furniture and equipment             -         -         -         -     (16,216)
Patent costs                                    -         -         -    (1,142)    (15,145)
                                        --------- ---------- -------- ---------- -----------

Net cash used in investing activities           -         -         -    (1,142)    (31,361)
                                        --------- ---------- -------- ---------- -----------

Cash flows from financing activities:
Proceeds of issuance of common stock            -         -         -         -   1,150,236
Proceeds of issuance of preferred stock   200,000         -   200,000         -     200,000
Proceeds of note payable                        -         -         -         -     500,000
Repayment of note payable                       -         -         -         -    (300,000)
Proceeds from loan to shareholder               -         -         -         -      26,492
                                        --------- ---------- -------- ---------- -----------

Net cash provided by financing activities 200,000         -   200,000         -   1,576,728
                                        --------- ---------- -------- ---------- -----------

Net increase (decrease) in cash            38,990      (101)   38,896    (3,964)     39,719

Cash at beginning of period                   729       979       823     4,842           -
                                        --------- ---------- -------- ---------- -----------

Cash at end of period                   $  39,719 $     878 $  39,719 $     878 $    39,719
                                        ========= ========== ======== ========== ===========

Supplemental cash flow disclosures:
    Cash paid for interest              $       - $       - $       - $       -
                                        ========= ========== ======== ==========
    Cash paid for income taxes          $       - $       - $       - $       -
                                        ========= ========== ======== ==========

Non-cash financing activities:
    Increase in Loan payable, attributed to
    accrual of interest expense         $   5,250 $   5,250 $  15,750 $  15,750
                                        ========= ========== ======== ==========
    Stock issued for services           $  10,000 $       - $  10,000 $       -
                                        ========= ========== ======== ==========
    Stock issued for accounts payable   $   1,150 $       - $   1,150 $       -
                                        ========= ========== ======== ==========


                See accompanying Notes to Financial Statements.

                  AMALGAMATED TECHNOLOGIES, INC. AND SUBSIDIARY
         (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   Consolidated  Financial  Statements

     The accompanying financial statements include the accounts of Amalgamated Technologies Inc. and its wholly owned subsidiary Fullcomm, Inc. (the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements of have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10KSB filed with the SEC on April 15, 2002.


2.   Long-Term  Loans  Payable

     On August 16, 2000 the Company executed a $200,000 promissory note. The note provides for interest on the principal, accrued at a rate of 10.5% per annum. The principal and all accrued interest were payable upon the earlier of (i) August 3, 2001 or (ii) the consummation of an equity or debt financing by the Company in an amount equal to or greater than $200,000. At September 30, 2002 the principal and accrue interest due was $244,625. The note  is  in  default.


3.   Forgiveness  of  Debt

     A portion of the proceeds from the sale of preferred stock was used to repay the Company's creditors, which in most instances, agreed to accept negotiated settlements for less than the obligations due to them. For the three and nine month periods ended September 30, 2002 the forgiveness of debt amounted to $366,523.

                  AMALGAMATED TECHNOLOGIES, INC. AND SUBSIDIARY
         (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.   Recapitalization

     On October 8, 2002 the Company's certificate of incorporation was amended as follows:

     a.  The  name  of the Company was changed to Amalgamated Technologies, Inc.

     b. The Company effectuated a 46 for 1 reverse stock split. There were 19,733,189 shares of the Company's common stock issued and outstanding, prior to the reverse stock split. As a result of the reverse stock split, there will be 428,982 shares of common stock issued and outstanding.

     c. The Company's authorized capitalization was increased from 20,000,000 shares of common stock, par value $.0001 and 5,000,000 shared of preferred stock, par value $.001, to 200,000,000 shares of common stock, par value
     $.0001  and  10,000,000  shares  of  preferred  stock,  par  value  $.001.

     The above amendments have been reflected in these financial statements for the three and nine months ended September 30, 2002 and the year ended December 31, 2001.

5.   Sale  of  Wholly  Owned  Subsidiary

     On October 8, 2002 the Company sold Fullcomm, Inc., it's wholly owned operating subsidiary and owner of all the Company's business assets, to two former officers of the Company, in exchange for a non-exclusive, ten year, worldwide license for certain technology owned by Fullcomm, Inc. and the delivery, to the Company, of 2,925,000 pre-split shares of common stock owned by the former officers. As of November 18, 2002 the shares have yet to be cancelled. This transaction is not reflected in these financial statements.

6.   Sale  of  Convertible  Preferred  Stock

     On June 20, 2002 the Company sold 10,000 shares of Convertible Preferred Stock, $.001 par value per share for an aggregate purchase price of $200,000. Each share of Preferred Stock is convertible into 120 shares of common stock, at any time. The conversion ratio is not effected by the reverse stock split of October 8, 2002.

ITEM  2.     PLAN  OF  OPERATION

     We are a development stage company that, through our wholly-owned subsidiary, Fullcomm, Inc., was previously engaged in the research and development of proprietary hardware and software encryption components for digital data transfer, specializing in digital media and data security on the Internet. Our activities since the inception of this line of business were devoted to research and development, prototype development, creating a marketing program, acquiring equipment, hiring management personnel and raising capital. We have had no operating revenues and have financed all of our operations from loans and sales of our common stock. As more fully described below, subsequent to the period covered by this report, effective October 8, 2002, we entered into a Stock Exchange Agreement that will, upon closing, result in the sale of Fullcomm, Inc. to Brendan Elliot and Wayne Lee.

     Due to a lack of funding we were unable to complete development of any of our products. As a result, we engaged in a corporate reorganization. On July 16, 2002 (the "Closing Date") we completed and closed a June 20, 2002 Preferred Stock Purchase Agreement (the "Agreement") with 7 persons who purchased an aggregate of 10,000 shares of our Series A Preferred Stock at a purchase price of $20 per share or $200,000 on an aggregate basis. The terms of the Series A Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights of our Series A Preferred Stock as filed with the Delaware Secretary of State on July 16, 2002. The Series A Preferred Stock is convertible, in whole and not in part, into shares of our restricted common stock at the rate of 120 shares of common stock for each share of Series A Preferred Stock or an aggregate of 1,200,000 shares. No downward adjustment shall be made with respect to the conversion rate and number of shares of our common stock issuable upon conversion in the event of a reverse split of our common stock, including, but not limited to, the 46:1 reverse stock split effected by us on October 8, 2002.

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

     $150,000 of the proceeds from the sale of the Series A Preferred Stock was used to pay off our creditors, which in most instances, agreed to accept negotiated settlements of obligations of ours to them. All of our creditors with the exception of Jenadosa Holdings ("Jenadosa") and Intrinsix Corp. ("Intrinsix") received payment and executed releases. Jenadosa is the holder of a $200,000, 10.5% promissory note of ours dated August 16, 2000 in the principal amount of $200,000. Intrinsix claims to be owed approximately $72,000 by Fullcomm, Inc., our former wholly owned operating subsidiary. Intrinsix has agreed, along with Messrs. Elliott and Lee, to have the obligation remain an obligation of Fullcomm, Inc. following the sale of Fullcomm, Inc.

     In furtherance of the Agreement, our board of directors and a majority of our shareholders approved amending our Certificate of Incorporation to (i) change our name to Amalgamated Technologies, Inc.; (ii) increase our authorized capitalization from 20,000,000 common shares, $.0001 par value per share and 5,000,000 preferred shares, $.001 par value per share to 200,000,000 shares of common stock, $.0001 par value per share and 10,000,000 shares of preferred stock, $.001 par value per share; and (iii) effect a 46:1 reverse stock split

(the "Reverse Stock Split"). The charter amendments, including the Reverse Stock Split, were effected by us on October 8, 2002.

     On the Closing Date, we had (i) 8,583,189 shares of our common stock issued and outstanding, including an aggregate of 2,925,000 shares of common stock owned by Messrs. Elliott and Lee; (ii) 99,933 common stock purchase warrants issued and outstanding, each to purchase on share of our common stock at an exercise price of $2.75 per share; (iii) an obligation to issue 30,000 shares of our common stock to Richard Case, our former chief executive officer in settlement of a compensation dispute with Mr. Case, which shares were issued to Mr. Case following our effectuation of the Reverse Stock Split and were not reduced in number by reason of such Reverse Stock Split; and (iv) an obligation to issue 10,000,000 shares to David Rector and to issue shares to our corporate and securities counsel for services rendered, which were issued on July 22, 2002. We further agreed to issue an additional 2,230,351 shares of our restricted common stock to David Rector following the Reverse Split in connection with his continuing to serve as our sole officer and director following the effectuation of the Certificate of Amendment. These shares have yet to be issued.

     Our board of directors and a majority of our shareholders also approved the sale of Fullcomm, Inc., our wholly owned operating subsidiary and the owner of all of our business assets to Brendan Elliot and Wayne Lee, in exchange for a non-exclusive, ten year, worldwide license (the "License") from Fullcomm, Inc. to use technology owned by Fullcomm, Inc., and the delivery by Messrs. Elliot and Lee of all of their shares of our common stock, constituting 2,950,000 pre-reverse split shares (the "Shares"), for cancellation. The terms of the License and share exchange are set forth in a License Agreement executed as of October 8, 2002 between us and Fullcomm, Inc. and a Stock Exchange Agreement executed as of October 8, 2002 among us, Fullcomm, Inc., Brendan Elliot and Wayne Lee. Messrs. Elliot and Lee subsequently informed us that the certificates representing the Shares had been lost. They have agreed to execute Affidavits of Loss and Indemnity (the "Affidavits"). Following delivery of the Affidavits to our transfer agent, pursuant to which the Shares, which have been reduced in number by reason of the Reverse Stock Split, will be cancelled, the Stock Exchange Agreement and License Agreement will be given retroactive effect to October 8, 2002. The technology which is the subject of the License
Agreement relates to source codes for key pieces of encryption/security hardware. The annual license fee payable by us to Fullcomm, Inc. is $1. The License Agreement requires us to pay a 5% royalty on all net revenues realized by us that are directly attributable to the License. In the event we fail to pay $100,000 in royalties during any 12 month period ending on the anniversary date of the License Agreement, the license may be terminated by Fullcomm, Inc., at its option. The license may also be terminated by Fullcomm, Inc. following an acquisition, merger, reorganization, or other corporate restructuring that results in a change in our voting control, excluding shares of our common stock issuable upon conversions of our Series A Preferred Stock. No assurance can be given that we will realize any revenues or other benefits from the License Agreement

     As part of the reorganization we have decided to look at other ventures of merit for corporate participation as a means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions. We have minimal operating costs and expenses at the present time due to our limited activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months although we may do so in connection with possible acquisition transactions. We do not presently engage in any product research and development and have no plans to do so in the foreseeable future. Except as otherwise discussed herein, we have no present plans to sell any plant or significant equipment. We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

ITEM  3.  CONTROLS  AND  PROCEDURES

     Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On July 22, 2002 we issued 10,000,000 shares of our restricted common stock to David Rector in consideration for his serving as our sole officer and director, as set forth in an employment agreement between David Rector and us dated as of July 22, 2002. Each share was valued at $.001 or $10,000 on an aggregate basis.

     On July 22, 2002 we issued 1,150,000 shares of our restricted common stock to Kaplan Gottbetter & Levenson, LLP, in consideration of certain legal services rendered. Each share was valued at $.001 or $1,150 on an aggregate basis.

     On July 16, 2002 we issued an aggregate of 10,000 shares of our Series A Preferred stock to seven persons at a purchase price of $20.00 per share or $200,000 on an aggregate basis.

     All of the foregoing issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On July 22, 2002 stockholders holding 11,150,000 shares of our common stock (approximately 56.6% of our outstanding shares) consented in writing to certain amendments to our Certificate of Incorporation and the sale of our subsidiary Fullcomm, Inc. to Brendan Elliot and Wayne Lee, shareholders and former officers and directors or ours, in exchange for the license of certain technology owned by Fullcomm, Inc. to us and the delivery of all shares of our common stock owned by Messrs. Elliot and Lee to us for cancellation. Messrs. Elliot and Lee subsequently informed us that the certificates representing their shares had been lost. They have agreed to execute Affidavits of Loss and Indemnity pursuant to which their shares, which have been reduced in number by reason of the October 8, 2002 reverse split, will be cancelled. The charter amendments included (i) the change of our name from Fullcomm Technologies Inc. to Amalgamated Technologies Inc.; (ii) the increase in our authorized capitalization from 20,000,000 shares of common stock, par value $.0001 per share and 5,000,000 shares of preferred stock, par value $.001 per share to 200,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock, par value $.001 per share; and (iii) the effectuation of a 46:1 reverse stock split. The Certificate of Amendment effecting such amendments was filed with the Delaware Secretary of State on October 8, 2002. For a more detailed discussion of the matters covered by shareholder consent reference is made to our Definitive Information Statement dated September 10, 2002 as filed with the Securities and Exchange Commission on September 10, 2002.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits.

          3.1 Certificate of Amendment to Certificate of Incorporation as filed with Delaware Secretary of State on October 8, 2002.

          10.1 Stock Exchange Agreement dated as of October 8, 2002 by and among Registrant, Fullcomm, Inc., Brendan Elliot and Wayne Lee.

          10.2 License Agreement dated as of October 8, 2002 between Registrant and Fullcomm, Inc.

          99.1 Certificate  of  Chief  Executive  and  Financial  Officer

     (b)  Reports  on  Form  8-K.

          On August 6, 2002 we filed a Current Report on Form 8K dated July 22, 2002. The Current Report contained disclosures under Items 1 (Changes in Control by Registrant), 2 (Acquisition or Disposition of Assets), 4 (Changes in Registrant's Certifying Accountant) and 7 (Financial Statements, ProForma Financial Information and Exhibits).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  AMALGAMATED TECHNOLOGIES, INC.


     Dated:  November  18,  2002                      By: /s/David  Rector
                                                      --------------------------
                                                      David  Rector
                                                      President, Chief Executive
                                                      and Accounting  Officer

                                 CERTIFICATIONS

     I,  David  Rector,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Amalgamated Technologies, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Dated:  November  18,  2002                     By: /s/David  Rector
                                                      --------------------------
                                                      David  Rector
                                                      Principal Executive and
                                                      Financial Officer

                                                                      EXHBIT 3.1

                            CERTIFICATE OF AMENDMENT
                                       OF
                        THE CERTIFICATE OF INCORPORATION
                                       OF
                           FULLCOMM TECHNOLOGIES, INC.

                                UNDER SECTION 242
                                     OF THE
                        DELAWARE GENERAL CORPORATION LAW

     Fullcomm Technologies, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, does hereby certify as follows:

     First: That the name of the corporation (the "Corporation") is Fullcomm Technologies, Inc.

     Second: That the certificate of incorporation of the Corporation (the "Certificate") was originally filed with the Delaware Secretary of State on March 7, 1996.

     Third: That Article FIRST of the Certificate is hereby amended to read, in its entirety, as follows:

          "FIRST: The name of the corporation (the "Corporation") is Amalgamated Technologies, Inc."

     Fourth: That Article FOURTH of the Certificate is hereby amended to read, in its entirety, as follows:

          "FOURTH: The total number of shares of all classes of stock which the Corporation shall have authority to issue shall be two hundred ten million (210,000,000) shares, of which two hundred million (200,000,000) shares shall be common stock, par value $.0001 per share (the "Common Stock") and ten million (10,000,000) shares shall be preferred stock, par value $.001 per share (the "Preferred Stock"). All of the shares of Common Stock shall be of one class.

          The shares of Preferred Stock shall be undesignated Preferred Stock and may be issued from time to time in one or more series pursuant to a resolution or resolutions providing for such issuance and duly adopted by the Board of Directors of the Corporation, authority to do so being hereby expressly vested in the Corporation's Board of Directors. The Board of Directors is further authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock and to fix the number of shares of any series of Preferred Stock and the designation of any such series of Preferred Stock. The Board of Directors of the Corporation, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, may increase or decrease (but not below the number of shares in any such series then outstanding) the number of shares of any series subsequent to the issuance of shares of that series.

     The authority of the Board of Directors of the Corporation with respect to each such class or series of Preferred Stock shall include, without limitation of the foregoing, the right to determine and fix:

               (i) the distinctive designation of such class or series and the number of shares to constitute such class or series;

               (ii) the rate at which dividends on the shares of such class or series shall be declared and paid or set aside for payment, whether dividends at the rate so determined shall be cumulative or accruing, and whether the shares of such class or series shall be entitled to any participating or other dividends in addition to dividends at the rate so determined, and if so, on what terms;

               (iii) the right or obligation, if any, of the Corporation to redeem shares of the particular class or series of Preferred Stock and, if redeemable, the price, terms and manner of such redemption;

               (iv) the special and relative rights and preferences, if any, and the amount or amounts per share, which the shares of such class or series of Preferred Stock shall be entitled to receive upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation;

               (v) the terms and conditions, if any, upon which shares of such class or series shall be convertible into, or exchangeable for, shares of capital stock of any other class or series, including the price or prices or the rate or rates of conversion or exchange and the terms of adjustment, if any;

               (vi) the obligation, if any, of the Corporation to retire, redeem or purchase shares of such class or series pursuant to a sinking fund or fund of a similar nature or otherwise, and the terms and conditions of such obligations;

               (vii) voting rights, if any, on the issuance of additional shares of such class or series or any shares of any other class or series of Preferred Stock;

               (viii) limitations, if any, on the issuance of additional shares of such class or series or any shares of any other class or series of Preferred Stock;

               (ix) such other preferences, powers, qualifications, special or relative rights and privileges thereof as the Board of Directors of the Corporation, acting in accordance with this Certificate of Incorporation, may deem advisable and are not inconsistent with the law and the provisions of this Certificate of Incorporation.

          Each issued and outstanding share of Common Stock, par value $.0001 per share ("Old Common Stock"), outstanding as of the close of business on the date this Certificate of Amendment to the Certificate of Incorporation is filed with the Secretary of State of the State of Delaware (the "Effective Date") shall automatically, without any action on the part of the holder of the Old Common Stock, be converted into one forty-sixth (1/46) of a share of Common Stock, par value $.0001 per share ("New Common Stock"). Immediately following the reverse split, the aggregate number of shares of New Common Stock held by each holder of New Common Stock shall be calculated. Thereafter, all such holders otherwise entitled to receive a fractional share of New Common Stock will receive a full share of New Common Stock in lieu of such fractional share as each fractional share will be rounded up and become a whole share. Each holder of a certificate or certificates which immediately prior to the Effective Date represented outstanding shares of Old Common Stock (the "Old Certificates") shall, from and after the Effective Date, be entitled to receive a certificate or certificates (the "New Certificates") representing the shares of New Common Stock into which the shares of Old Common Stock formerly represented by such Old Certificates are converted under the terms hereof. Prior to the Effective Date, there are 19,733,189 shares of Old Common Stock issued and outstanding shares. Following the effectuation of the reverse stock split on the Effective Date, there will be approximately 428,982 issued and outstanding shares of New Common Stock. The 19,733,189 shares of Old Common Stock are hereby changed into approximately 428,982 shares of New Common Stock at the rate of one share of New Common Stock for every forty-six shares of Old Common Stock."

     Fifth: That thereafter, pursuant to resolutions of the board of directors, the amendments were authorized by resolutions adopted by the affirmative vote of the stockholders holding not less than the necessary number of shares required by written consent to so authorize, all in accordance with Section 228 of the General Corporation Law of the State of Delaware.

     Sixth: That said amendments to the Certificate of Incorporation were duly adopted in accordance with Section 242 of the General Corporation Law of the State of Delaware.

     Seventh: That the capital of the corporation shall not be reduced under or by reason of said amendments.

     IN WITNESS WHEREOF, the undersigned has executed this Certificate as of the 8th day of October, 2002.

                                                        /s/  David  Rector
                                                        -----------------------
                                                        David Rector, President

                                                                    EXHIBIT 10.1


                            STOCK EXCHANGE AGREEMENT
                            ------------------------

     THIS STOCK EXCHANGE AGREEMENT (the "Agreement") is made and entered into as of the 8th day of October, 2002 by and among Fullcomm Technologies, Inc., a Delaware corporation with its principal place of business at 1640 Terrace Way, Walnut Creek, CA 94596 ("FLTI"); Fullcomm, Inc., a Delaware corporation with its principal place of business at 6 Hawk Road, Lawrenceville, NJ 08648 ("Fullcomm"); and the FLTI shareholders listed on Schedule A attached hereto and made a part hereof (singly and collectively referred to herein as the "Shareholders").

                                    PREAMBLE

     WHEREAS, FLTI, through its operating subsidiary Fullcomm has been previously engaged in the development of proprietary hardware and software encryption components for digital data transfer, including digital media and data security on the Internet; and

     WHEREAS, FLTI has been unable to adequately fund and further the development of its proposed products; and

     WHEREAS, FLTI has no present intention to recommence operations through Fullcomm; and

     WHEREAS, all of Fullcomm's issued and outstanding shares of capital stock are owned by FLTI (the "Fullcomm Shares"); and

     WHEREAS, the Shareholders are founders of Fullcomm and former officers, directors and principal shareholders of FLTI that contributed certain of the Fullcomm assets to Fullcomm; and

     WHEREAS, the Shareholders desire to reacquire such Fullcomm assets by way of their acquisition of the Fullcomm Shares in exchange for all of their common stock of FLTI, consisting of an aggregate of 2,925,000 shares and the grant of a non-exclusive ten year, worldwide license to FLTI (the "License"), in the form of the License Agreement annexed hereto as Schedule B; and

     WHEREAS,  FLTI  similarly  desires  to  make  such  exchange.

     NOW, THEREFORE, in consideration of the premises, and of the promises, covenants and conditions contained herein, the parties intending to be legally bound, hereby agree as follows:

                                  WITNESSETH:

                                   ARTICLE 1
                               EXCHANGE OF SHARES
                               ------------------

     Subject to the hereinafter described conditions, FLTI hereby agrees to transfer and deliver the Fullcomm Shares to the Shareholders in exchange for all of the shares of FLTI common stock owned by the Shareholders (the "FLTI

Shares"), consisting of an aggregate of two million nine hundred twenty five thousand (2,925,000) shares and the grant of the License.

                                    ARTICLE 2
                                     CLOSING
                                     -------

     The exchange of the Fullcomm Shares for the FLTI Shares (the "Share Exchange") and the execution of the License Agreement shall take place at the offices of Kaplan Gottbetter & Levenson, LLP, 630 Third Avenue, New York, New York 10017, or such other place as the parties may mutually agree (the "Closing"). The Closing shall take place upon the execution of this Agreement. The date on which the Closing occurs is referred to herein at the Closing Date. At the Closing:

     (a) The Shareholders shall tender to FLTI certificates representing all of the FLTI Shares, duly executed and in proper form for transfer to FLTI, together with such executed consents, powers of attorney, stock powers and other items as shall be required to convey such stock to FLTI, in compliance with all applicable laws; and

     (b) FLTI shall tender to the Shareholders, individually in the same proportion as the FLTI Shares surrendered, certificates representing all of the Fullcomm Shares and such other items as shall be required to convey such stock to the Shareholders in compliance with all applicable laws.

     (c)  FLTI  and  Fullcomm  shall  execute  the  License  Agreement.

                                    ARTICLE 3
                           EXEMPTION FROM REGISTRATION
                           ---------------------------

     (a) The Shareholders hereby represent, warrant, covenant and acknowledge that:

          (1) The Fullcomm Shares are being issued to them without registration under the provisions of Section 5 of the Securities Act of 1933, as amended (the "Act"), pursuant to exemptions provided pursuant to Sections 4(1) and 4(2) thereof;

          (2) There is no present market for the Fullcomm Shares and that all of the certificates for the Fullcomm Shares will bear legends restricting their transfer, sale, conveyance or hypothecation, unless such Fullcomm Shares are either registered under the provisions of Section 5 of the Act and under applicable state securities laws, or an opinion of legal counsel, in form and substance satisfactory to legal counsel to Fullcomm, is provided certifying that such registration is not required as a result of applicable exemptions therefrom;

          (3) The Shareholders are acquiring the Fullcomm Shares for investment purposes only, and not with a view to further sale or distribution; and

          (4) The Shareholders, by reason of their past and present affiliations with FLTI and Fullcomm, are fully aware of the operations and financial conditions of such entities. Further, the Shareholders have full access to all reports filed by FLTI with the Securities and Exchange Commission and have examined all of FLTI's and Fullcomm's books, records and financial statements and fully and completely questioned FLTI's and Fullcomm's officers and directors to their satisfaction as to all matters they deemed pertinent.

     (b)  FLTI  hereby  represents,  warrants,  covenants and acknowledges that:

          (1) The FLTI Shares are being transferred to it without registration under the provisions of Section 5 of the Act pursuant to exemptions provided pursuant to Sections 4(1) and 4(2) thereof; and

          (2) FLTI is acquiring the FLTI Shares for the purpose of canceling them and returning them to the status of authorized but unissued shares.

                                    ARTICLE 4
                        REPRESENTATIONS,  WARRANTIES AND
                         COVENANTS OF FLTI AND FULLCOMM
                        -------------------------------

     FLTI and Fullcomm hereby represent and warrant to the Shareholders as follows:

     (a) Fullcomm is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware, and both FLTI and Fullcomm have the legal capacity and all necessary corporate authority to enter into and perform this Agreement and to consummate the transactions contemplated hereby;

     (b) At the Closing, Fullcomm shall have good and marketable title to all of its assets free and clear of all liens, claims, charges, and any other encumbrances.

     (c) At the Closing, Fullcomm shall have no material liabilities except as otherwise set forth in Schedule 4(c).

     (d) The Fullcomm Shares represent all of Fullcomm's issued and outstanding capital stock. At the Closing, Fullcomm shall have no outstanding subscriptions, options, warrants, or other convertible securities that could result in an obligation to issue additional capital stock of Fullcomm;

     (e) This Agreement has been duly authorized, executed and delivered by FLTI and Fullcomm and constitutes a legal, valid and binding obligation of FLTI and Fullcomm, enforceable against FLTI and Fullcomm in accordance with its terms;

     (f) The execution and delivery of this Agreement and the performance of the obligations imposed hereunder will not conflict with, or result in a breach by FLTI or Fullcomm of, any of the terms or provisions of, or constitute a default under the certificate of incorporation or bylaws of FLTI or Fullcomm, or any material agreement or instrument to which FLTI or Fullcomm is a party, or by which they or any of their properties or assets are bound, or result in a violation of any order, decree, or judgment of any court or governmental agency having jurisdiction over FLTI or Fullcomm or FLTI or Fullcomm's properties, will not conflict with, constitute a default under, or result in the breach of, any contract, agreement, or other instrument to which FLTI or Fullcomm is a party or is otherwise bound and no consent, authorization or order of, or filing or registration with, any court, governmental, or regulatory authority is required in connection with the execution and delivery of this Agreement and any related agreements or the performance by FLTI or Fullcomm of their obligations hereunder;

     (g) There is no litigation or proceeding pending or, to the best knowledge of FLTI and Fullcomm, threatened, against Fullcomm or the properties of Fullcomm, which would have any effect on the validity or performance of this Agreement;

     (h) Fullcomm has filed with the appropriate governmental agencies all tax returns and tax reports required to be filed; all Federal, state and local income, franchise, sales, use, occupation or other taxes due have been fully paid or adequately reserved for; and Fullcomm is not a party to any action or proceeding by any governmental authority for assessment or collection of taxes, nor has any claim for assessments been asserted against Fullcomm;

     (i) There are presently no contingent liabilities, factual circumstances, threatened or pending litigations, contractually assumed obligations or unasserted possible claims which are known to FLTI or Fullcomm, which might result in a material adverse change in the future financial condition or operations of Fullcomm;

     (j) No transactions have been entered into either by or on behalf of Fullcomm, other than in the ordinary course of business nor have any acts been performed (including within the definition of the term performed the failure to perform any required acts) which would adversely affect the good will of Fullcomm, nor will any such transactions be entered into prior to the Closing; and

     (k) FLTI owns the Fullcomm Shares free and clear of all liens, claims, charges, preemptive rights, and any other encumbrances and shall deliver the Fullcomm Shares to the Shareholders at Closing free and clear of all liens, claims, charges, preemptive rights, and any other encumbrances.

                                    ARTICLE 5
                         REPRESENTATIONS, WARRANTIES AND
                          COVENANTS OF THE SHAREHOLDERS
                          -----------------------------

     The  Shareholders  hereby  represent  and  warrant  to  FLTI  as  follows:

     (a) The Shareholders have all necessary authority to enter into and perform this Agreement and to consummate the transactions contemplated hereby;

     (b) This Agreement has been duly authorized, executed and delivered by the Shareholders and constitutes a legal, valid and binding obligation of the Shareholders, enforceable against the Shareholders in accordance with its terms; and

     (c) The execution and delivery of this Agreement and the performance of the obligations imposed hereunder will not conflict with, or result in a breach by the Shareholders of, any of the terms or provisions of, or constitute a default under any material agreement or instrument to which the Shareholders are a party, or by which any of their properties or assets are bound, or result in a violation of any order, decree, or judgment of any court or governmental agency having jurisdiction over the Shareholders or their respective properties, will not conflict with, constitute a default under, or result in the breach of, any contract, agreement, or other instrument to which the Shareholders are a party or are otherwise bound and no consent, authorization or order of, or filing or registration with, any court, governmental, or regulatory authority is required in connection with the execution and delivery of this Agreement and any related agreements or the performance by the Shareholders of their obligations hereunder.

                                    ARTICLE 6
                                     NOTICE
                                     ------

     All notices, demands or other communications given hereunder shall be in writing and shall be deemed to have been duly given when received if sent by fax or overnight courier, and if mailed shall be deemed to have been given on the first business day after mailing by United States registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

     To  FLTI:            Fullcomm  Technologies,  Inc.
                          1640  Terrace  Way
                          Walnut  Creek,  CA  94596
                          Telephone:  (925)  930-0100
                          Facsimile:   (925)  930-6338

     with  a  copy  to:   Kaplan  Gottbetter  &  Levenson,  LLP
                          630  Third  Avenue
                          New  York,  NY  10017
                          Telephone:  (212)  983-6900
                          Facsimile:   (212)  983-9210

To  The  Shareholders:    c/o  Brendan  Elliot
                          6  Hawk  Road
                          Lawrenceville,  NJ  08648
                          Telephone:  (609)  919-0975
                          Facsimile:  (609)  919-0975

                                    ARTICLE 7
                                  MISCELLANEOUS
                                  -------------

     (a) Each of FLTI, Fullcomm and the Shareholders agrees to take such actions as are reasonably necessary to carry out the intentions of the parties under this Agreement, including but not limited to the prompt execution and delivery of any documents reasonably necessary to carry out and perform the terms or intention of this Agreement.

     (b) All costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such costs or expenses, unless otherwise agreed.

     (c) This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to conflicts of laws of principles and each party hereby agrees that all performances due and transactions undertaken pursuant to this Agreement shall be deemed to be due or have occurred in New York, and the exclusive venue and place of jurisdiction for any litigation arising from or related to this Agreement shall be the state or federal courts located in the State and County of New York.

     (d) The headings used in this Agreement are for convenience only, do not form a part of this Agreement, and shall not affect in any way the meaning or interpretation of this Agreement.

     (e) This Agreement may be executed in one or more counterparts which when taken together shall constitute one agreement.

     (f) This Agreement is intended for the benefit of the parties hereto and is not for the benefit of, nor may any provisions hereof be enforced by any other person, firm or entity.

     (g) This Agreement may be amended, modified and supplemented in writing only by the mutual consent of the parties hereto.

     (h) This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any of the parties hereto without the prior written consent of the other parties, and any attempts to do so without the consent of the other parties shall be void and of no effect.

     (i) In the event any party breaches the terms of this Agreement, the non-breaching parties shall be entitled to the recovery of their attorney's fees and other professional costs and fees incurred in enforcing their rights hereunder.

     (j) This writing constitutes the entire agreement and understanding between the parties hereto with respect to the subject matter contained herein. Neither party is relying on any representation or statement not contained in this writing. This Agreement supercedes and cancels any prior agreements relating to the subject matter contained herein.

     IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement as of the date first written above.


FULLCOMM  TECHNOLOGIES,  INC.

By:  /s/David  Rector
     ----------------
     Name:   David  Rector
     Title:  President


FULLCOMM,  INC.

By:  /s/Brendan  Elliot
     ------------------
     Name:   Brendan  Elliot
     Title:  President


THE  SHAREHOLDERS:


/s/Brendan  Elliot
------------------
Brendan  Elliot


/s/Wayne  Lee
-------------
Wayne  Lee

                                   SCHEDULE A
                                   ----------

                              LIST OF SHAREHOLDERS


                      NUMBER OF FLTI
      NAME            SHARES OWNED
     --------------   --------------
     Brendan Elliot     1,800,000

     Wayne Lee          1,125,000
     --------------   --------------

                                   SCHEDULE B
                                   ----------

                                LICENSE AGREEMENT

                                     BETWEEN

                           FULLCOMM TECHNOLOGIES INC.
                                       AND

                                 FULLCOMM, INC.


                     (See Exhibit 10.2 to this Form 10-QSB)

                                  SCHEDULE 4(C)
                                  -------------

                  LIST OF FULLCOMM, INC. LIABILITIES AT CLOSING

     Intrinsix  Corp.  -  $72,000(1)







___________________________
(1)  Estimated

                                                                          ------
                                                                    EXHIBIT 10.2

                                LICENSE AGREEMENT
                                -----------------


     THIS AGREEMENT is made as of the 8th day of October, 2002 by and between FULLCOMM, INC., a corporation organized and existing under the laws of the State of Delaware, having a place of business at 6 Hawk Road, Lawrenceville, New Jersey 08648 (hereinafter referred to as "LICENSOR"), and FULLCOMM TECHNOLOGIES, INC., a corporation organized and existing under the laws of the State of Delaware, having a place of business at 1640 Terrace Way, Walnut Creek, California 94596 (hereinafter referred to as "LICENSEE").

                              W I T N E S S E T H:
                              - - - - - - - - - -

     WHEREAS, LICENSOR is the owner of and has the right to grant a license with respect to certain TECHNOLOGY (as hereinafter defined); and

     WHEREAS, LICENSOR is willing to grant to LICENSEE a non-exclusive license to use, modify, sell, distribute and promote the TECHNOLOGY pursuant to the terms and conditions set forth herein;

     NOW, THEREFORE, in consideration of the mutual promises and covenants set forth herein, the parties hereby agree as follows:

     1.    DEFINITIONS
           -----------

          (a) "TECHNOLOGY" shall mean source codes for key pieces of encryption/security hardware, namely: (i) DES/3DES core, which is a symmetric encryption and decryption algorithm with applications involving secure data communication, secure real time video/voice communication, financial/business to business transactions, and secure data storage; (ii) SHA-1 core, which is a hashing algorithm with applications involving message digests, data integrity checking, and digital signatures; and (iii) Modular Exponentiation core, which is a process used in algorithms such as RSA and DSA with applications involving public key encryption, digital signatures, and key agreement.

          (b)     "TERRITORY"  shall  mean  worldwide.

     2.    GRANT  OF  LICENSE
           ------------------

          (a) During the term of this Agreement, and subject to the provisions herein, LICENSOR hereby grants to LICENSEE a non-exclusive License to use, modify, sell, distribute and promote the TECHNOLOGY in the TERRITORY.

          (b) This Agreement is personal to the LICENSEE and shall not be assigned by LICENSEE. LICENSEE shall have no right to grant any sublicenses.

     3.    OWNERSHIP  AND  CONFIDENTIALITY  OF  TECHNOLOGY
           -----------------------------------------------

          (a) All of the TECHNOLOGY which LICENSOR discloses to LICENSEE shall be and remain the property of LICENSOR. All improvements and developments thereof made by LICENSEE shall be the property of LICENSOR.

          (b) LICENSEE'S only right in the TECHNOLOGY shall be to use it pursuant to the terms of this Agreement. LICENSEE shall keep all of the TECHNOLOGY confidential and secret, and shall not reveal all or any part of the TECHNOLOGY to any person other than the officers, directors or employees of LICENSEE who need to know the particular TECHNOLOGY.

          (c) LICENSEE, at any time both during and after the term of this Agreement, shall execute all necessary documents to effect the intent of this
Section 3. This Paragraph 3(d) shall specifically survive termination of this Agreement. However, the obligations under this Paragraph shall not apply to such TECHNOLOGY which is now or may hereafter come into the public domain without fault on the part of LICENSEE or its employees, directors or officers.

          (d) LICENSEE, upon termination of this License, shall promptly give to LICENSOR, all material pertaining to the TECHNOLOGY, including copies, translations and any media in which the TECHNOLOGY is contained, and shall cease all use and sale of the TECHNOLOGY.

          (e) LICENSEE acknowledges that LICENSOR has not given or made any representation or warranties, express or implied, with respect to the TECHNOLOGY.

     4.    LICENSING  FEE;  ROYALTY
           ------------------------

          (a) In consideration of the rights granted to LICENSEE hereunder, LICENSEE shall pay to LICENSOR a licensing fee of $1.00 per year, payable each year on the anniversary of the date of this Agreement.

          (b) In further consideration of the rights granted to LICENSEE hereunder, LICENSEE shall pay to LICENSOR a royalty equal to 5% of all net revenues realized by LICENSEE pursuant to and directly attributable to the License granted hereunder.

     5.    TERM  AND  TERMINATION
           ----------------------

          (a) This Agreement and the License granted hereunder shall commence on the date set forth above and shall remain in effect for a period of ten (10) years, unless sooner terminated, as provided herein. If LICENSOR decides to renew the Agreement, LICENSOR shall notify LICENSEE in writing at least thirty (30) days in advance of the termination date of its desire to renew. If LICENSEE does not desire to renew the Agreement, it shall notify LICENSOR in writing within thirty (30) days after receiving notice from LICENSOR, otherwise the Agreement shall automatically be renewed. If the Agreement is renewed, it shall be renewed on similar terms.

          (b) LICENSOR may, at its option, terminate this Agreement if there shall occur a breach by LICENSEE of any of the terms and conditions of the Agreement, including but not limited to the following situations, and LICENSEE does not take reasonable steps to cure the breach within thirty (30) days after receiving written notice thereof:

               (i) LICENSEE takes any action that could publicly damage or reflect adversely on LICENSOR (e.g., an officer or employee of LICENSEE is arrested for criminal activity); or

               (ii) LICENSEE  fails  to  make  payment  of  licensing  fees  or royalties  when  due.

          If LICENSEE takes reasonable steps to cure such defect within the thirty (30) day cure period and diligently pursues such cure, the Agreement shall remain in full force and effect.

          (c) LICENSEE may, at its option, terminate this Agreement if there shall occur a breach by LICENSOR of any of the terms and conditions of this Agreement, and LICENSOR does not take reasonable steps to cure the breach within thirty (30) days after receiving written notice thereof. If LICENSOR takes reasonable steps to cure such defect within the thirty (30) day cure period and diligently pursues such cure, the Agreement shall remain in full force and effect.

          (d) LICENSOR may, at its option, terminate this Agreement upon the occurrence of any of the following events:

               (i)  upon  information and belief, LICENSEE has become insolvent;

               (ii) the  placement  of  the assets of LICENSEE in the hands of a receiver or an assignment of assets of LICENSEE for the benefit of creditors; or

               (iii)the  voluntary  or  involuntary  dissolution  of LICENSEE.
                    Termination pursuant to this paragraph shall be effective upon sixty (60) days prior written notice to LICENSEE from LICENSOR.

               (iv) LICENSEE  shall  enter  into  and  complete  an acquisition, merger, reorganization or other corporate restructuring resulting in a change in voting control of LICENSEE, it being understood however, that recent and future stock issuances to LICENSEE'S current sole officer and director or conversions of LICENSEE'S Series A Preferred Stock issued in

                    LICENSEE'S June 20, 2002 Preferred Stock Purchase Agreement shall not, under any circumstances, constitute such a change in control.

               (v) LICENSEE shall fail to pay minimum royalties of $100,000 (the "Minimum Royalty Amount") for each year this Agreement remains in effect, it being understood however that such determination will be made on each anniversary of this Agreement starting with October 8, 2003 and that LICENSEE may, in the event the Minimum Royalty Amount has not been paid for the applicable year, pay LICENSOR, within fifteen
                    (15) days of the anniversary date, the amount required to reach the Minimum Royalty Amount for such year. LICENSOR acknowledges and agrees that its sole remedy upon LICENSEE'S failure to pay the Minimum Royalty Amount for any year is to terminate this Agreement.

          (e) The termination of this Agreement for any reason shall not release any party from any obligation which accrued prior to such termination, or which, by its terms, is to continue beyond such termination.

     6.     INFRINGEMENT
            ------------

          (a) If, at any time during the term of this Agreement, a claim is asserted or an action is commenced by a third person in which it is alleged that the TECHNOLOGY infringes upon the property rights of such third person, then the party against whom the claim is asserted or the action is commenced shall promptly notify the other party hereto. At such time or any time thereafter, if reasonably asked to do so by LICENSOR, LICENSEE shall promptly discontinue use of the TECHNOLOGY.

           In such an infringement situation, LICENSOR shall defend, indemnify and hold LICENSEE harmless from and against any and all demands, claims, actions, liability, losses, damages, costs or expenses, including reasonable attorneys' fees, resulting from LICENSEE'S use of the TECHNOLOGY up until the time LICENSOR notified LICENSEE to discontinue said activities.

          (b) If LICENSEE continues to use the TECHNOLOGY after it has been notified by LICENSOR, pursuant to Section 6(a) hereof, to discontinue such use, such action shall be considered a breach of the Agreement pursuant to Section
6(a) hereof and LICENSOR shall no longer be obligated to indemnify and hold LICENSEE harmless from that point on. Thereafter, LICENSEE shall indemnify and hold LICENSOR harmless from and against any and all demands, claims, actions, liability, losses, damages, costs or expenses, including reasonable attorneys' fees, arising out of or in connection with LICENSEE'S continued use of the TECHNOLOGY. Nevertheless, LICENSOR'S obligation to indemnify and hold LICENSEE harmless up until the point of notification shall remain in effect.

          (c) LICENSOR may handle any claim or defend any action referred to in Section 6(a) hereof in its own name, in the name of LICENSEE or in the name of both. LICENSEE shall participate in the handling of any such claim or in the defense of any such action at LICENSOR'S expense, if such participation is reasonably requested by LICENSOR. If LICENSOR does not handle any claim or defend any action referred to in Section 6(a) hereof, LICENSEE shall have the right to terminate this Agreement. However, LICENSEE shall not have the right to handle any such claim or defend any such action.

     7.     MISCELLANEOUS
            -------------
          (a)     NOTICES

          All notices and other communications required or permitted hereunder shall be in writing and

               (i) when delivered by hand, shall be deemed effective when so delivered;

               (ii) when  sent by certified or registered mail, postage prepaid, shall  be deemed effective five days after having been sent;

               (iii)when  sent  by  telefax, with a copy by regular mail or by
                    Federal Express, shall be deemed effective at the time indicated on the fax transmission receipt; or

               (iv) when  sent  by  prepaid  cable,  telex or telegram, shall be deemed  effective  one  day after having been sent.

          All such notices and other communications shall be addressed as follows:

               If  to  LICENSOR,  to:     Brendan  Elliott
                                          President
                                          6  Hawk  Road
                                          Lawrenceville,  New  Jersey  08648

               If  to  LICENSEE,  to:     David  Rector
                                          President
                                          1640  Terrace  Way
                                          Walnut  Creek,  California  94596

               With  copies  of  all  correspondence  to:

               Kaplan  Gottbetter  &  Levenson,  LLP
               630  Third  Avenue
               New  York,  New  York  10017
               Attn.:  Adam  S.  Gottbetter,  Esq.

          or to such other address as each party shall notify the other.

          (b)     WAIVER,  MODIFICATIONS  AND  AMENDMENTS
                  ---------------------------------------

               The failure of either party to enforce at any time any of the provisions of this Agreement or any rights in respect thereto, or to exercise any election herein provided, shall in no way be considered a waiver of such provisions, rights or election.

               This Agreement may not be modified or amended except by a writing signed by both parties hereto.

          (c)     NONENFORCEABILITY
                  -----------------

               If any provision of this Agreement should be proven unlawful or nonenforceable, such will not affect the validity or enforceability of the remaining provisions.

          (d)     GOVERNING  LAW
                  --------------

               The construction, validity and performance of this Agreement shall be governed in all respects by the laws of the State of New York in connection with any dispute or controversy arising out of or relating to this Agreement, and both parties consent to the jurisdiction of the United States District Court for the Southern District of New York or the appropriate New York State court.

          (e)     ENTIRE  AGREEMENT
                  -----------------

               This Agreement constitutes the entire agreement between the parties relating to the subject matter hereof and supersedes any and all prior agreements, whether written or oral, with respect to the subject matter hereof.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered by their respective officers as of the date first above written.


FULLCOMM,  INC.                            FULLCOMM  TECHNOLOGIES,  INC.

By:  /s/Brendan  Elliot                    By:  /s/David  Rector
     ------------------                         ----------------
     Brendan  Elliott,  President               David Rector, President

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Amalgamated Technologies, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Rector, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that;

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/David  Rector
----------------
Name:   David  Rector
Title:  Chief  Executive  and  Financial  Officer
Date:   November  18,  2002