Form 10KSB
period 2002-12-31
FULLCOMM TECHNOLOGIES INC
filed 2003-03-31
CIK 1072816

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

|X|     ANNUAL  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF  1934
                    For Fiscal Year Ended: December 31, 2002

                                       OR

|_|     TRANSITION  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934
        For the transition period from _______________ to ______________

                        Commission file number [0-25007]

                           AMALGAMATED TECHNOLOGIES, INC.
                        ---------------------------------
      (Exact name of small business Registrant as specified in its charter)

             DELAWARE                               65-0656268
             --------                           --------------------
   (State  or  other  jurisdiction                (IRS  Employer
  of  incorporation  or  organization)          Identification  No.)

     1640  TERRACE  WAY,  WALNUT  CREEK,  CA               94596
     ---------------------------------------         ---------------
   (Address  of  principal  executive  offices)        (Zip  Code)

Registrant's  telephone  number:  (925)  930-0100
                                  ---------------
Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  NONE
                                                                        ----
Name  of  each  Exchange  on  Which  Registered:  None
Securities  registered  under  Section 12(g) of the Exchange Act:  COMMON STOCK,
PAR VALUE $.0001 PER SHARE                                         -------------
--------------------------

Check  whether  the  Registrant  (1)  filed  all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |__|

Check disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |__|

State  Registrant's  revenues  for  its  most  recent  fiscal  year.  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

As of March 27, 2003, there were 2,625,815 shares of registrant's common stock, par value $.0001, issued and outstanding. Of these, 178,072 shares are held by non-affiliates of the Registrant. The market value of the shares held by non-affiliates is $96,159 based on the average bid and asked price of the common stock on March 27, 2003.

Transitional  Small  Business  Disclosure  Format (check one):  Yes |__|  No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE.

                                TABLE OF CONTENTS

Item  Number  and  Caption                                                  Page

     Forward-Looking  Statements . . . . . . . . . . . . . . . . . . . . . .  3

PART  I
-------
     1.  Description  of  Business . . . . . . . . . . . . . . . . . . . . .  4

     2.  Description  of  Property. . . . . . . . . . . . . . . . . . . . . . 8

     3.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  8

     4.  Submission  of  Matters  to  a  Vote  of  Security  Holders . . . .  8

PART  II
--------
     5.  Market  for  Common  Equity  and  Related  Stockholder  Matters . .  8

     6.  Plan  of  Operation . . . . . . . . . . . . . . . . . . . . . . . . 11

     7.  Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . 12

     8.   Changes  in  and  Disagreements  With  Accountants  on  Accounting
          and  Financial  Disclosure . . . . . . . . . . . . . . . . . . . . 12

PART III
--------
     9. Directors, Executive Officers, Promoters and Control Persons;
          Compliance  with  Section  16(a)  of  the  Exchange  Act . . . . . 13

     10.  Executive  Compensation . . . . . . . . . . . . . . . . . . . . .  14

     11.  Security Ownership of Certain Beneficial Owners and Management . . 15

     12.  Certain  Relationships  and  Related  Transactions . . . . . . . . 16

     13.  Exhibits,  and  Reports  on  Form 8-K . . . . . . . . . . . . . .  17

     14.  Controls  and  Procedures . . . . . . . . . . . . . . . . . . . .  19


                           FORWARD-LOOKING STATEMENTS

     Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Plan of Operation". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I
                             DESCRIPTION OF BUSINESS
                        ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS  DEVELOPMENT.

     We were incorporated in Delaware on March 7, 1996 under the name United Health Management, Inc., to operate as a managed health care provider. On March 26, 1996, our certificate of incorporation was amended to change our name to "United Health Partners, Inc." We were unsuccessful in our efforts within the health care field and this line of business was abandoned by us during 1997.

     On September 17, 1997, we changed our name to Contessa Corporation ("Contessa") and pursuant to an Acquisition Agreement dated September 26, 1997, we acquired all of the issued and outstanding shares of Gastronnomia Bocca Di Rossa, Inc. ("GBDR"). GBDR, a Florida corporation, formed on June 12, 1997, to develop and operate a restaurant, was acquired by us in exchange for 562,500 shares of our common stock, $.0001 par value (the "GBDR Acquisition"). As a result, GBDR became our wholly-owned subsidiary. Prior to the GBDR Acquisition, GBDR was a wholly-owned subsidiary of Giuditta Investments, Inc., an affiliate of Mr. Pietro Bortolatti. GBDR was acquired to enable us to engage in the restaurant business. Development of GBDR's restaurant operations proceeded behind schedule and we incurred greater costs than we had anticipated. As a result we abandoned our restaurant development effort. Thereafter, on April 19, 1999 we entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") under which Mr. Bortolatti received back the shares of GBDR formerly held by his affiliate, Giuditta Investments, Inc. and in exchange therefor, Mr. Bortolatti returned the 562,500 shares of our stock that he had received in the GBDR Acquisition. The sale of the GBDR shares back to Mr. Bortolatti was consummated on February 23, 2000 and as a result, GBDR is no longer a subsidiary of ours.

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

     On July 16, 2002 (the "Closing Date") we completed and closed a June 20, 2002 Preferred Stock Purchase Agreement (the "Agreement") with 7 persons who purchased an aggregate of 10,000 shares of our Series A Preferred Stock at a purchase price of $20 per share or $200,000 on an aggregate basis. The Agreement was part of a corporate reorganization which was undertaken in recognition of our inability to adequately fund our business and develop our proposed products. The terms of the Series A Preferred Stock are set forth in our Certificate of Designations, Preferences and Rights of Registrant's Series A Preferred Stock as filed with the Delaware Secretary of State on July 16, 2002. The Series A
Preferred Stock contains no voting or dividend rights and ranks prior to our common stock with regard to the distribution of assets upon liquidation, dissolution or winding up of our company. The Series A Preferred Stock is convertible, in whole and not in part, into shares of our restricted common stock at the rate of 120 shares of common stock for each share of Series A
Preferred  Stock  or  an  aggregate  of  1,200,000  shares.

     The Agreement further provided for the resignation of Brendan Elliott and Wayne Lee as officers and directors of ours, which resignations took effect on July 17, 2002. David Rector, our sole director following such resignations, was appointed to fill the vacant officer positions created by the resignations. Messrs. Elliott and Lee continued to serve as officers and directors of our wholly owned subsidiary, Fullcomm, Inc., pending the sale of Fullcomm, Inc. to Messrs. Elliott and Lee as more fully described below.

     $150,000 of the proceeds from the sale of the Series A Preferred Stock was used to pay off our creditors, which in most instances, agreed to accept negotiated settlements of our obligations to them. All of our creditors with the exception of Jenadosa Holdings ("Jenadosa") and Intrinsix Corp. ("Intrinsix") received payment and executed releases. Jenadosa is the holder of a $200,000, 10.5% promissory note of ours dated August 16, 2000 in the principal amount of $200,000. The prinicipal amount and all accrued interest on the note with Jenadosa was due on August 3, 2001. We have not made payment on the note and are in default. Jenadosa has not demanded payment and has taken no action at this time. Intrinsix claimed to be owed approximately $72,000 by Fullcomm, Inc., our former wholly owned operating subsidiary, and agreed, along with Messrs. Elliott and Lee, to have the obligation remain an obligation of Fullcomm, Inc. following the sale of Fullcomm, Inc.

     The Agreement and the sale of Fullcomm, Inc. were made in recognition of our inability to adequately fund and further the development of our proprietary hardware and software encryption components for digital data transfer, including digital media and data security on the Internet. In furtherance of the Agreement, our board of directors and a majority of our shareholders approved amending our Certificate of Incorporation to (i) change our name to Amalgamated Technologies, Inc.; (ii) increase our authorized capitalization from 20,000,000 common shares, $.0001 par value per share and 5,000,000 preferred shares, $.001 par value per share to 200,000,000 shares of common stock, $.0001 par value per share and 10,000,000 shares of preferred stock, $.001 par value per share; and
(iii) effect a 46:1 reverse stock split (the "Reverse Stock Split"). The charter amendments, including the Reverse Stock Split, were effected by us on October 8, 2002.

     On the July 16, 2002 Closing Date, we had (i) 8,583,189 shares of our common stock issued and outstanding, including an aggregate of 2,925,000 shares of common stock owned by Messrs. Elliott and Lee; (ii) 99,933 common stock purchase warrants issued and outstanding, each to purchase one share of our common stock at an exercise price of $2.75 per share; (iii) an obligation to issue 30,000 shares of our common stock (the "Case Shares") to Richard Case, our former chief executive officer in settlement of a compensation dispute with Mr. Case, which shares were issued after the effectuation of the Reverse Stock Split and were not reduced in number by reason of such Reverse Stock Split; and (iv) an obligation to issue 10,000,000 shares of our restricted common stock to David Rector in consideration for his serving as our sole officer and director and 1,150,000 shares to our legal counsel for services rendered, all of which were issued on July 22, 2002. In connection with the Agreement, we further agreed to issue an additional 2,230,351 shares of our restricted common stock to David Rector in connection with his serving as our sole officer and director following the effectuation of the character amendments including the Reverse Stock Split. These shares were issued in December 2002.

     Pursuant to the reorganization, our board of directors and a majority of our shareholders also approved the sale of Fullcomm, Inc., our wholly owned operating subsidiary and the owner of all of our business assets to Brendan Elliot and Wayne Lee, in exchange for a non-exclusive, ten year, worldwide license (the "License") to use certain of the technology owned by Fullcomm, Inc., and the delivery by Messrs. Elliot and Lee of all of their shares of our common stock, constituting 2,950,000 shares, for cancellation. The terms of the License and share exchange are set forth in a License Agreement executed as of October 8, 2002 between us and Fullcomm, Inc. and a Stock Exchange Agreement executed as of October 8, 2002 among us, Fullcomm, Inc., Brendan Elliot and Wayne Lee. The technology which is the subject of the license agreement between us and Fullcomm, Inc. relates to source codes for key pieces of encryption/security hardware. The annual license fee payable by us to Fullcomm, Inc. is $1. The License Agreement requires us to pay a 5% royalty on all net revenues realized by us that are directly attributable to the License. In the event we fail to pay $100,000 in royalties during any 12 month period ending on the anniversary date of the License Agreement, the license may be terminated by Fullcomm, Inc., at its option. The license may also be terminated by Fullcomm, Inc. following an acquisition, merger, reorganization, or other corporate restructuring that results in a change in our voting control, excluding shares of our common stock issuable upon conversions of our Series A Preferred Stock. No assurance can be given that we will realize any revenues or other benefits from the License Agreement. Through the date hereof no revenues have been realized by us from the License.

BUSINESS  OF  REGISTRANT.

     Until October 8, 2002 when we sold our then operating subsidiary, Fullcomm Inc., to Brendan Elliott and Wayne Lee, we were engaged in the research and development of prioprietary hardware and software encryption components for digital data transfer, specializing in digital media and data security on the Internet. Our proposed products were intended to enable the secure exchange of information among a wide array of networking systems and to provide a framework for a broad range of e-commerce applications. We had no operating revenues from this line of business and were unable to adequately fund our operations and complete the development of our products.

     At the present time, we have no business operations, and are looking to acquire a business through the sale of our debt or equity securities in a merger or acquisition transaction. No assurance can be given that we will accomplish such an acquisition or that, if achieved, the acquired company will prove profitable.

EMPLOYEES

     David Rector, our sole officer and director, is our only employee. We expect to add additional employees if we successfully enter into any merger or acquisition transactions.



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

                        ITEM 2.  DESCRIPTION OF PROPERTY

EXECUTIVE  OFFICES

     Our executive offices are currently located at 1640 Terrace Way, Walnut Creek, CA 94596. We occupy approximately 240 square feet of space, on a rent-free basis, provided to us by our president, David Rector.

                           ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings are pending to which we or any of our property is subject, and to our knowledge there are no threatened legal proceedings.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II
        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET  INFORMATION

     Our common stock was initially listed on the National Association of Securities Dealers, Inc. Over-the-Counter Electronic Bulletin Board under the trading symbol of "CONT". Our common stock became listed on October 8, 1998, but prior to March 1, 2000, there was no established bid price for our common stock and our stock did not trade. Our common stock was subsequently traded under the trading symbol of "FLTI" to reflect the name change from Contessa Corporation to Fullcomm Technologies, Inc. From March 1, 2000, the date of initial trading, through June 25, 2000 there were no high and low bid prices for our common stock for any quarters. Our common stock currently trades under the symbol "AGMN" to reflect our October 8, 2002 name change from Fullcomm Technologies, Inc. to Amalgamated Technologies Inc. The following table sets forth, for the fiscal quarters or periods indicated, the high and low closing bid prices per share of our common stock. The information for the period October 9, 2002 through December 31, 2002 reflects our October 8, 2002 46:1 reverse stock split. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

          PERIOD INDICATED OR QUARTER ENDED     HIGH BID     LOW BID
          ---------------------------------     --------     -------
          March  31,  2001                      $1.21875     $.04
          June  30,  2001                       $ .05        $.15
          September  30,  2001                  $ .05        $.03
          December  31,  2001                   $ .05        $.02
          March  31,  2002                      $ .02        $.02
          June  30,  2002                       $ .02        $.015
          September  30,  2002                  $ .02        $.009
          October  1, 2002 - October 8, 2002    $ .009       $.009
          October  9, 2002 - December 31, 2002  $ .05        $.02

HOLDERS

     As of March 27, 2003 the approximate number of holders of record of our common stock was 58.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On December 18, 2002 we issued 2,230,351 shares of our restricted common stock to David Rector in further consideration for his serving as our sole officer and director. Each share was valued at $.001 or $2,230 on an aggregate basis.

     On or about October 31, 2002, we issued 30,000 shares of our restricted common stock to Richard Case, our former chief executive officer, in settlement of a compensation dispute. Each share was valued at $.02 or $600 on an aggregate basis.

     On July 22, 2002 we issued 10,000,000 shares of our restricted common stock to David Rector in consideration for his serving as out sole officer and director, as set forth in an employment agreement between David Rector and us dated as of July 22, 2002. Each share was valued at $.001 or $10,000 on an aggregate basis.

     On July 22, 2002 we issued 1,150,000 shares of our restricted common stock to Kaplan Gottbetter & Levenson, LLP, in consideration of certain legal services rendered. Each share was valued at $.001 or $1,150 on an aggregate basis.

     On July 16, 2002 we issued an aggregate of 10,000 shares of our Series A Preferred stock to seven persons at a purchase price of $20 per share or $200,000 on an aggregate basis.

     All of the foregoing issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

                      EQUITY COMPENSATION PLAN INFORMATION


                               NUMBER OF               WEIGHTED-                NUMBER OF SECURITIES
                            SECURITIES TO BE            AVERAGE                REMAINING AVAILABLE FOR
                              ISSUED UPON           EXERCISE PRICE OF           FUTURE ISSUANCE UNDER
                              EXERCISE OF             OUTSTANDING                EQUITY COMPENSATION
                              OUTSTANDING               OPTIONS,             PLANS (EXCLUDING SECURITIES
                           OPTIONS, WARRANTS          WARRANTS AND             REFLECTED IN COLUMN (A))
                              AND RIGHTS (A)           RIGHTS (B)                        (C)
                           -----------------        -----------------        ---------------------------
Equity compensation plans
approved by security
holders                          0                       N/A                          525,163

Equity compensation plans
not approved by security
holders                          0                       N/A                              N/A

     Total                       0                       N/A                          525,163






     Our 2000 Stock Plan hereinafter referred to as the Plan is intended to advance our interests by inducing persons of outstanding ability and potential to join, remain with, or provide consulting or advisory services to us by encouraging and enabling eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in us, and by providing the participating employees, non-employee directors, consultants and advisors with an additional incentive to promote our success. The Plan is presently administered by our board of directors but may subsequently be administered by a committee designated by our board of directors.

     The stock subject to options or restricted stock awards granted under the Plan consists of shares of our common stock, par value $.0001 per share, whether authorized but unissued or held in treasury. Stock options granted under the plan may be incentive stock options or non-statutory stock options. Incentive stock options may only be granted to employees. The maximum number of shares of common stock which may presently be issued pursuant to options or restricted stock awards granted under the Plan shall not exceed in the aggregate, five hundred twenty five thousand, one hundred sixty three (525,163) shares, subject to adjustment in accordance with the provisions of Sections 3 and 15 of the Plan. The Plan originally provided for the issuance of up to one million shares under the Plan. Following the October 8, 2002 46:1 reverse stock split, the number was reduced to twenty one thousand seven hundred thirty nine shares. However, the Plan provides that the number of shares issuable under the Plan be adjusted at December 31 of each year, if applicable, to increase the number of shares issuable under the Plan to an amount equal to 20% of our outstanding common shares on December 31. On December 31, 2002 we had 2,625,815 common shares issued and outstanding. 20% of 2,625,815 is 525,163. In the event that our outstanding common stock is subsequently changed by reason of combination of shares, reverse split, stock dividend or the like, an appropriate adjustment will be made by the Plan administrator in the aggregate number of shares available under the Plan, and in the number of shares and option price per share subject to outstanding options. In the event any option granted under the Plan expires or terminate for any reason without having been exercised in full or shall cease for any reason to be exercisable in whole or in part, the un-purchased shares subject thereto shall again be available for options under the Plan.

     The class of individual or entity that are eligible to receive options under the Plan is all employees (including officers) and non-employee directors of, or consultants and advisors to us or any subsidiary corporation of ours. The Plan administrator, in its sole discretion, but subject to the provisions of the Plan, determines the employees and non-employee directors of, and the consultants and advisors to, us and our subsidiary corporations to whom options and restricted stock awards may be granted, and the number of shares to be covered by each option or award.

                           ITEM 6.  PLAN OF OPERATION

PLAN  OF  OPERATION

     We are a development stage company that through our wholly-owned subsidiary Fullcomm, Inc., was previously engaged in the research and development of proprietary hardware and software encryption components for digital data transfer, specializing in digital media and data security on the Internet. Our activities since the inception of this line of business were devoted to research and development, prototype development, creating a marketing program acquiring equipment, hiring management personnel and raising capital. We had no operating revenues from this line of business and financed all of our operations from loans and sales of our common stock. As of October 8, 2002, we entered into a Stock Exchange Agreement that resulted in the sale of Fullcomm, Inc. to Brendan Elliot and Wayne Lee and effectively terminated our engagement in this line of business.

     As part of our corporate reorganization we have decided to look at other ventures of merit for corporate participation as a means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions. We have minimal operating costs and expenses at the present time due to out limited activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months although we may do so in connection with possible acquisition transactions. We do not presently engage in any product research and development and have no plans to do so in the foreseeable future. We do not own any plant or significant equipment. We have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

                          ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements included.

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     Thomas Monahan, CPA was our independent certifying accountant for the fiscal years ended December 31, 2001, and 2000. On August 1, 2002, we terminated his appointment and subsequently engaged Rogoff & Company, 275 Madison Avenue, New York, NY 10017, as our certifying accountant for the fiscal year ending December 31, 2002. The termination of Thomas Monahan, CPA and appointment of Rogoff & Company, P.C. was approved by our board of directors.

     The reports of Thomas Monahan, CPA on our financial statements for the past two fiscal years for which Thomas Monahan, CPA provided such reports, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle except that such reports were modified with respect to our ability to continue as a going concern.

     In connection with the audits of the last two fiscal years ended December 31st and during the subsequent interim period preceding his dismissal, there were no disagreements between us and Thomas Monahan, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to his satisfaction, would have caused Thomas Monahan to make reference to the subject matter of the disagreement in connection with his reports.

     In connection with the audits of the last two fiscal years ended December 31st and during the subsequent interim period preceding his dismissal, Thomas Monahan did not advise us that:

     (A) internal controls necessary for us to develop reliable financial statements did not exist;

     (B) information had come to his attention that led him to no longer to be able to rely on our management's representations or made him unwilling to be associated with the financial statements prepared by our management;

     (C) there was a need to expand significantly the scope of his audit, or that information had come to his attention during such time periods that if further investigated might: (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause him to be unwilling to rely on our management's representations or be associated with our financial statements;

     (D) information had come to his attention that he had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal.

     The following table sets forth certain information, as of March 26, 2003, with respect to our directors and executive officers.

          NAME            AGE   POSITION
          -------------   ---   ----------------------------------
          David  Rector    54   President, Secretary, Treasurer, Chief Financial
                                And Accounting  Officer  and  Director

     The following is a brief account of the business experience of each of our directors and executive officers during at least the past five years.

     David Rector has served as a Director of ours since June 1998 and as our sole executive officer since July 17, 2002. Since 1998, Mr. Rector has been a principal of The David Stephen Group, a business consulting firm which focuses on the needs of emerging companies. He was also a principal of that firm from July 1995 until July 1996. Mr. Rector was a director of Tamboril Cigar Company ("Tamboril") from August, 1996 to January 1999. From August 1996 to March 1997, Mr. Rector was also Executive Vice President and General Manager of Tamboril, where he was instrumental in organizing Tamboril's operations and administration.

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

BOARD  OF  DIRECTORS

     Our directors receive no cash remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     All of our officers, directors and principal shareholders failed to file Forms 4 during 2002. David Rector, our sole officer, director and principal shareholder, however, made a timely filing of a Form 5 with respect to his 2002 beneficial ownership of our securities. No other persons who were officers, directors, or principal shareholders of ours during 2002 made Form 5 filings.


                        ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2002 to all persons that served as our chief executive officer or acted in a similar capacity at any time during the fiscal year ended December 31, 2002. No executive officers or other employees received compensation from us for the fiscal year ended December 31, 2002 in excess of $100,000.


                                              Annual Compensation                        Long-Term Compensation
                              Fiscal Year   ------------------------     -----------------------------------------------------
          Name                  Ended                                    Options/       Restricted       LTIP
 and Principal Position      December 31,   Salary    Bonus    Other       SAR's       Stock Awards     Payouts      All Other
 ----------------------     -------------  --------   -------  -------   -----------   ------------    ---------     ---------
David Rector
President and CEO . . . .       2002             0          0  $12,231(1)        0                 0           0             0
                                2001             0          0        0           0                 0           0             0
                                2000             0          0        0           0                 0           0             0

Brendan Elliott
President and CEO . . . .       2002      $  9,000          0        0           0                 0           0             0
                                2001             0          0        0           0                 0           0             0
                                2000      $ 60,000          0        0           0                 0           0             0


(1) During the fiscal year ended December 31, 2002 we issued an aggregate of 12,230,351 shares of our restricted common stock to Mr. Rector valued at $.001 per share or $12,231 on an aggregate basis. 10,000,000 of those shares are subject to our October 8, 2002 46:1 reverse stock split which reduced them to 271,392 shares.

STOCK OPTION PLANS; STOCK OPTION/STOCK APPRECIATION RIGHT GRANTS; AGGREGATE STOCK OPTION/STOCK APPRECIATION RIGHT EXERCISES AND FISCAL YEAR END STOCK OPTION/STOCK APPRECIATION RIGHT VALUES; REPORT ON REPRICING OF STOCK OPTIONS/STOCK APPRECIATION RIGHTS.

     On June 20, 2000 our shareholders adopted our 2000 Stock Plan (the "Plan"). The Plan presently provides for the issuance of up to an aggregate of 525,163 stock options, restricted stock awards or stock awards to employees, non-employees, directors and consultants. The number of shares issuable under the Plan is subject to increase in the event the number of shares issuable under the Plan represents less than 20% of our outstanding shares, on December 31 of any given year. The Plan is administered by our Board of Directors. The administrator of the Plan has the discretion to determine the optionees and grantees, the types of options or awards to be granted, the vesting provisions, the terms of the grants and other related provisions. The Plan provides for the issuance of both incentive and non-incentive stock options. To date, 200,000 options have been issued under the Plan, none of which were issued to the named executives. These options were subsequently cancelled. Since inception, we have not granted and issued any stock appreciation rights.

LONG  TERM  INCENTIVE  PLAN  AWARDS

     We  have  not made any long-term incentive plan awards since our inception.

PENSION  PLANS

     We do not presently provide pension plans for any of our officers or directors.

EMPLOYMENT  AGREEMENTS
     As of July 17, 2002 we entered into a two year executive employment agreement with David Rector. The agreement provides for Mr. Rector to serve as our president, secretary, treasurer, and chief executive and financial officer. In consideration for the services to be rendered by Mr. Rector during the term of the agreement Mr. Rector received 10,000,000 pre-split shares of our restricted common stock (217,392 shares on a post-split basis) and 2,230,351 post-split shares of our restricted common stock.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides certain information with respect to the beneficial ownership of our common stock known by us as of March 27, 2003, by
(a) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (b) each of our directors, (c) each of our executive officers, and (d) all of our named directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on March 27, 2003 and all shares of our common stock issuable to the holder in the event of exercise of outstanding options or warrants owned by that person which are exercisable within 60 days of March 27, 2003. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.


                              NAME AND ADDRESS                 AMOUNT AND NATURE OF        PERCENTAGE
TITLE OF CLASS                OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP         OWNERSHIP(1)
--------------                -------------------             --------------------         ------------
Common  Stock,  par           David  Rector                      2,447,743 shares             93.22%
value  $.0001 per share       1640  Terrace  Way
                              Walnut  Creek,  CA  94596

Common  Stock,  par           All officers and directors as a    2,447,743 shares             93.22%
value  $.0001 per share       group (1 person)



            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 22, 2002 and December 18, 2002 we issued 10,000,000 and 2,230,351 shares of our common stock, respectively, to David Rector in consideration for his serving as our sole officer and director.

Effective October 8, 2002 we entered into a Stock Exchange Agreement and a License Agreement with Brendan Elliott and Wayne Lee pursuant to which we sold Fullcomm Inc., our then wholly owned operating subsidiary, to Messrs. Elliot and Lee in exchange for a license to use certain of the technology owned by Fullcomm Inc. and the delivery by Messrs. Elliott and Lee of 2,950,000 shares of our common stock for cancellation. See "Item I. Description of Business - Business Development".

Effective July 17, 2002 we entered into a two year executive employment agreement with David Rector which provided for the issuance of an aggregate of 12,230,351 shares of our restricted common stock to Mr. Rector. See "Item 10. Executive Compensation - Employment Agreements".

                   ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)     THE  FOLLOWING  DOCUMENTS  ARE  FILED  AS  PART  OF  THIS  REPORT.

1.     Financial  Statements                                                Page
       ---------------------                                                ----

        Independent Auditor's Report - Rogoff & Company, P.C                  22

        Balance Sheet as at December 31, 2002                                 23

        Statement  of  Operations  for  the  years ended December 31,
        2002 and December  31,  2001  and for the period from January
        15, 1999 (date of inception)  through  December  31,  2002            24

        Statement of Shareholders' Equity (Deficiency) - December 31, 2002    25

        Statement  of  Cash Flows for the years ended December 31,
        2002 and December 31, 2001  and  for  the  period  from  January
        15, 1999 (date of inception) through  December 31, 2002               26

        Notes to Financial Statements                                         27

2.     Exhibits
     (a)     The  following  exhibits  are  included  as  part  of  this report:

           SEC REPORT
EXHIBIT     REFERENCE
  NO.        NUMBER                         DESCRIPTION
-------    -----------   -------------------------------------------------------

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

3.1             3.1      Certificate  of Incorporation of Registrant as filed on
                         March  7,  1996.(1)

3.2             3.1      Certificate  of  Incorporation of Registrant as amended
                         on  March  26,  1996.(1  )

           SEC REPORT
EXHIBIT     REFERENCE
  NO.        NUMBER                         DESCRIPTION
-------    -----------   -------------------------------------------------------

3.3             3.1      Certificate of Incorporation of Registrant as amended
                         on  September  17,  1997.(1)

3.4             3.1      Certificate of  Incorporation  of Registrant as amended
                         on  June  20,  2001.  (5)

3.5             3.2      By-Laws  of  Registrant  (1)

9.1             9        Shareholders Agreement dated as of February 24, 2000 by
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
                         M.  Weinstein  dated  as  of  April  28,  2000(3)

           SEC REPORT
EXHIBIT     REFERENCE
  NO.        NUMBER                         DESCRIPTION
-------    -----------   -------------------------------------------------------

10.10          10.1      Stock  Purchase  Agreement  dated as of April 9, 1999
                         between  Contessa  Corporation and Pietro Bortolatti(4)

10.11          10.2      Letter Amendment dated April 23, 1999 to Stock Purchase
                         Agreement

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
                         Fullcomm  Technologies,  Inc.  and Jenadosa Holdings(6)

10.15                    Employment  Agreement  dated July 17, 2002 between
                         Registrant  and  David  Rector

21                       List  of  Subsidiaries  of  the  Registrant

99.1                     Certificate of Chief Executive and Financial Officer

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


                        ITEM 14.  CONTROLS AND PROCEDURES

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

                                    AMALGAMATED TECHNOLOGIES, INC.

Dated:  March  27,  2003            By     /s/  David  Rector
                                           ------------------
                                           David  Rector,
                                           President and Chief Executive Officer





Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March, 2003.


SIGNATURE                                  TITLE
---------                                  -----


/s/  David  Rector                         President,  Treasurer,
------------------                         Chief  Executive,  Financial
David  Rector                              and  Accounting  Officer,
                                           Director

                          Independent Auditors' Report
                          ----------------------------


To The Board of Directors and Stockholders of Amalgamated Technologies, Inc.


We have audited the accompanying balance sheet of Amalgamated Technologies, Inc. (A Development Stage Company) as of December 31, 2002 and the related statements of operations, cash flows and shareholders' equity (deficiency) for the years then ended and for the period from inception, January 15, 1999, to December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amalgamated Technologies, Inc. as of December 31, 2002 and the results of its operations and cash flows for the years ending December 31, 2002 and 2001 and for the period from inception, January 15, 1999, to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Amalgamated Technologies, Inc. will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency and negative working capital, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              /s/  ROGOFF  &  COMPANY,  P.C.

Rogoff  &  Company,  P.C.
New  York,  New  York
March  11,  2003

                         AMALGAMATED TECHNOLOGIES, INC.
          (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 2002


                                     ASSETS
                                     ------

     Current  assets:
        Cash                                                  $     24,150
                                                              ============



                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

     Current  liabilities:
        Accounts  payable  and  accrued  expenses             $     21,017
        Loan  payable                                              249,875
                                                              ------------

     TOTAL  LIABILTIES                                             270,892
                                                              ------------

     Stockholders'  deficit:
        Preferred  stock,  10,000,000  shares  authorized,
          $0.001  par  value,  10,000  shares  issued  and
          outstanding                                                   10
        Common  stock,  200,000,000  shares  authorized,
          $0.0001  par  value,  458,982  issued                         46
        Capital  in  excess  of  par                             2,473,422
        Deficit  accumulated  during  the  development
          stage                                               (  2,618,948)
                                                              -------------

                                                               (   245,470)

        Less:  Treasury  stock,  63,587  shares,  at cost      (     1,272)
                                                               ------------


     TOTAL  SHAREHOLDERS'  DEFICIT                             (   246,742)
                                                               ------------

     TOTAL  LIABILITIES  AND  SHAREHOLDERS'
       DEFICIT                                                $     24,150
                                                              ============

                         AMALGAMATED TECHNOLOGIES, INC.
         (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                                       For the Period
                                                                        From Inception
                                             For The Year Ended          on January 15,
                                                December 31,                1999
                                        ----------------------------       Through
                                             2002          2001          Dec. 31,2002
                                         -------------..------------     --------------
     Revenue                            $           -   $        -      $        -
                                         -------------..------------     --------------

     OPERATING EXPENSES:
       General and administrative              83,981      216,883         1,212,834
       Deferred compensation                   72,923      437,497           875,000
       Stock issued for services               10,600            -           120,600
       Research and development                28,794      110,951           785,958
       Depreciation expense                     2,021        2,576             8,350
                                         -------------..------------     --------------
     TOTAL OPERATING EXPENSES                 198,319      767,907         3,002,742
                                         -------------..------------     --------------

     LOSS BEFORE OTHER INCOME              (  198,319)  (  767,907)       (3,002,742)
                                         -------------..------------     --------------

     Other income (expense):
       Forgiveness of debt                    372,162            -           372,162
       Gain on sale of subsidiary              49,216            -            49,216
       Interest and dividend income                70          153            15,943
       Interest expense                    (   21,000)  (   21,000)          (53,527)
                                         -------------..------------     --------------

     Total other income (expense)             400,448   (   20,847)          383,794
                                         -------------..------------     --------------

     Net Income (Loss)                       $202,129   $( 788,754)     $ (2,618,948)
                                         =============..============     ==============

     Basic net income (loss) per share   $        .67   $(    4.23)
                                        =============..============

     Diluted net income (loss) per share $        .17   $(    4.23)
                                         =============..============

     Basic weighted average number
       of shares outstanding                  299,186      186,591
                                         =============..============

     Diluted weighted average number
       of shares outstanding                1,159,817      186,591
                                         =============..============



                                                      AMALGAMATED TECHNOLOGIES, INC.
                                      (Formerly known as Fullcomm Technologies Inc. and Subsidiary)
                                                      (A DEVELOPMENT STAGE COMPANY)

                                                 STATEMENT OF SHAREHOLDERS' (DEFICIENCY)

                             Preferred Stock      Common Stock       Capital
                            ----------------    ----------------    in excess    Accumulated    Deferred     Treasury
                            Shares    Amount    Shares    Amount     of Par        Deficit     Compensation    Stock    Total
                            ------    ------    ------    ------    ---------    -----------   ------------  ---------  -----------
Isuance of common stock
  from inception                 -   $     -   109,177   $    11   $1,176,717    $         -   $          -  $       -  $1,176,728
Issuance of common stock
  for acquisition                -         -    65,217         7           (7)             -              -          -           -
Issuance of common stock
  for services                   -         -    12,197         1      984,999              -       (510,420)         -     474,580

Net loss                         -                   -         -            -     (2,032,323)             -          -  (2,032,323)
                            ------    ------    ------    ------    ---------    -----------   ------------  ---------  -----------

Balance at December 31, 2000     -         -   186,591        19    2,161,709     (2,032,323)      (510,420)         -    (381,015)

Amortization of deferred
  compensation                   -         -         -         -            -              -        437,497          -     437,497

Net loss                         -         -         -         -            -       (788,754)             -          -    (788,754)
                            ------    ------    ------    ------    ---------    -----------   ------------  ---------  -----------

Balance at December 31, 2001     -         -   186,591        19    2,161,709     (2,821,077)       (72,923)         -    (732,272)

Amortization of deferred
  compensation                   -         -         -         -            -              -         72,923          -      72,923
Issuance of common stock
  for services                   -         -   247,391        25       10,575              -              -          -      10,600
Issuance of common stock
  for payment of accounts
  payable                        -         -    25,000         3        1,148              -              -          -       1,150
Issuance of preferred stock
  for cash                  10,000        10         -         -      199,990              -              -          -     200,000
Sale of wholly owned
  Subsidiary                     -         -         -         -            -              -              -     (1,272)     (1,272)

Net income                       -         -         -         -            -        202,129              -          -     202,129
                            ------    ------    ------    ------    ---------    -----------   ------------  ---------  -----------

Balance at
  December 31, 2002         10,000   $    10   458,982   $    46   $2,373,422    $(2,618,948)  $          -  $  (1,272) $ (246,742)
                            ======    ======   =======    ======    =========     ===========   ===========   ========   ==========






                 See accompanying Notes to Financial Statements.

                         AMALGAMATED TECHNOLOGIES, INC.
          (Formerly known as Fullcomm Technologies Inc. and Subsidiary)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                                              For the Period
                                                                              From Inception
                                                  For the Year Ended          on January 15,
                                                     December 31,                  1999
                                                  ------------------             Through
                                                   2002        2001           Dec. 31, 2002
                                                  -------    --------         --------------
Cash flows from operating activities:
Net income (loss)                                $202,129   $(788,754)       $   (2,618,948)
Adjustments to reconcile net income (loss)
    to net cash used in operating activities
Deferred compensation                              72,923     437,497               875,000
Forgiveness of debt                              (372,162)          -              (372,162)
Gain on sale of subsidiary                        (49,216)          -               (49,216)
Stock issued for services                          10,600           -               120,600
Depreciation                                        2,021       2,576                 8,350
Interest expense                                   21,000      21,000                49,875
Increase (decrease) in accounts payable
    and accrued expenses                          (63,968)    325,156               465,284
                                                  -------    --------         --------------
Net cash used in operating activities            (176,673)     (2,525)           (1,521,217)
                                                  -------    --------         --------------

Cash flows from investing activity:
Purchase of furniture and equipment                     -           -               (16,216)
Patent costs                                            -      (1,494)              (15,145)
                                                  -------    --------         --------------
Net cash (used) in
    investing activities                                -      (1,494)              (31,361)
                                                  -------    --------         --------------

Cash flows from financing activities:
Proceeds of issuance of common stock                    -           -             1,150,236
Proceeds of issuance of preferred stock           200,000           -               200,000
Proceeds of note payable                                -           -               500,000
Repayment of note payable                               -           -              (300,000)
Proceeds from loan to shareholder                       -           -                26,492
                                                  -------    --------         --------------
Net cash provided by financing activities         200,000           -              1,576,728
                                                  -------    --------         --------------

Net increase decrease in cash                      23,327      (4,019)                24,150
Cash at beginning of period                           823       4,842                      -
                                                  -------    --------         --------------
Cash at end of period                            $ 24,150   $     823        $        24,150
                                                  =======    ========         ==============


Non-cash activities:
    Increase in Loan payable, attributed to
    accrual of interest expense                  $ 21,000   $  21,000
                                                  =======    ========
    Stock issued for services                    $ 10,600   $       -
                                                  =======    ========
    Stock issued for accounts payable            $  1,150   $       -
                                                  =======    ========
    Treasury stock received in sale of
      Subsidiary                                 $ 1,272    $       -
                                                  =======    ========







See  accompanying  Notes  to  Financial  Statements.

                         AMALGAMATED TECHNOLOGIES, INC.
         (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  ORGANIZATION  AND  BUSINESS  ACTIVITY

Amalgamated Technologies, Inc. (the "Company") was formed under the laws of Delaware on March 7, 1996 under the name Contessa Corporation. On June 20, 2000, the Company changed its name to Fullcomm Technologies, Inc. and on October 8, 2002 the name of the Company was changed to Amalgamted Technologies, Inc.

Fullcomm, Inc. the former wholly-owned subsidiary of the Company (See Note 13) was incorporated on May 13, 1999 and is the successor entity to Fullcomm, L.L.C., a New Jersey limited liability company, which was formed on January 15, 1999. This merger was accounted for at historical cost in a manner similar to a pooling of interest with the recording of net assets acquired at their historical book value.

The Company is a development stage company as defined by Financial Accounting Standards Board Statement No. 7. The Company was organized to commercially exploit technology developed in connection with the secure transmission of digital media and other data on the Internet. Due to a lack of funding and the absence of operating revenue the Company was unable to complete development of any of its products. As a result, the Company sold it's wholly owned subsidiary, owner of all the Company's business assets (See Note 13).

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

a.   BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

The accompanying Statements of Operations, Cash Flows and Stockholders' Deficit present the results of operations of the Company and its former wholly owned subsidiary, Fullcomm, Inc. (See Note 13) All material inter-company accounts have been eliminated in consolidation.

b.   CASH  AND  CASH  EQUIVALENTS

The Company considers all temporary investments with a maturity of three months or less to be cash equivalents for the purposes of the statement of cash flow.

c.   INCOME  (LOSS)  PER  SHARE:

Basic income (loss) per common share is computed by dividing the income (loss) by the weighted average number of common shares outstanding during the periods presented. Fully diluted income (loss) per common share assumes conversion of preferred into common stock. One share of preferred is convertible into 120 shares of common stock.

d.   RESEARCH  AND  DEVELOPMENT  EXPENSES

Research  and  development  expenses  are  charged  to operations when incurred.

e.   USE  OF  ESTIMATES

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

                         AMALGAMATED TECHNOLOGIES, INC.
         (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

f.   ASSET  IMPAIRMENT

The Company adopted the provisions of SFAS No. 121, "Accounting for the impairment of long lived assets and for long-lived assets to be disposed of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable.

g.  ACCOUNTING  FOR  STOCK-BASED  COMPENSATION

The Company values compensatory stock options issued to employees in accordance with APB 25, which provides that compensatory stock options be valued at the quoted market price less any amount the employee is required to pay to acquire the stock covered by the option. Stock options issued to non-employees are valued at fair value, determined by using either the fair value of the goods or services received, or either the fair value of the goods or services received, or a method in accordance with FASB 123, whichever is more readily determinable and yields the most accurate measure of fair value less any amount required to be paid by the recipient of the option. See note 8 for further disclosures.

h.  INCOME  TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The provision for income taxes, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2002 the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance. (See Note 5)

NOTE  3  -  GOING  CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a negative working capital of $246,742, a stockholders' deficit of $2,618,948 and incurred net losses of $2,618,948 during the period from inception, January 15 1999, to December 31, 2002. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing and achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management is seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

                         AMALGAMATED TECHNOLOGIES, INC.
         (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)
                          NOTES TO FINANCIAL STATEMENTS



NOTE  4  -  NOTE  PAYABLE

On August 16, 2000, the Company executed a $200,000 promissory note (the "Note"). The Note provides that interest on the principal amount shall accrue at the rate of 10.5% per annum. The principal amount and all accrued interest are payable upon the earlier of (i) August 3, 2001 or (ii) the consummation of an equity or debt financing by the Company in an amount equal to or greater than $200,000. As of December 31, 2002 and 2001, the Company has accrued interest aggregating $49,875 and $28,875, respectively. As of December 31, 2002, the Note is in default.


NOTE  5  -  DEFERRED  TAXES

At December 31, 2002 the Company has net operating loss carry forwards for income tax purposes of approximately $2,600,000. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2011.

The Company recognized no income tax benefit for the loss generated for the period from inception, January 15, 1999, to December 31, 2002 because, SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize any revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

The components of the net deferred tax asset as of December 31, 2002 are as follows:


Deferred  tax  asset:
   Net  operating  loss  carry  forward          $  894,173
   Valuation  allowance                            (894,173)
                                                   ---------

   Net  deferred  tax  asset                     $         -
                                                   =========


NOTE  6  -  ISSUANCE  OF  COMMOM  AND  PREFERRED  STOCK

On October 8, 2002 the Company effectuated a 46 for 1 reverse stock split. There were 19,733,189 shares of the Company's common stock issued and outstanding, prior to the reverse stock split. As a result of the reverse stock split, there are 428,982 shares of common stock issued and outstanding. All share and per share amounts reflect the reverse stock split.

On July 22, 2002, the Company issued 242,391 shares of common stock as follows, 217,391 to the sole officer and director for his services and 25,000 to the Attorneys in consideration for legal services rendered. Each share was valued at $.046 or $11,150 on an aggregate basis.

                         AMALGAMATED TECHNOLOGIES, INC.
         (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  6  -  ISSUANCE  OF  COMMOM  AND  PREFERRED  STOCK  -  Continued

On July 16, 2002 the Company issued an aggregate of 10,000 shares of Series A Convertible Preferred Stock to seven individuals at a purchase price of $20.00 per share or $200,000 on an aggregate basis. Each share of Preferred stock is convertible into 120 shares of common stock, at any time.

In October 2002, the Company issued 30,000 shares of common stock to a former officer in connection with his termination. Each share was valued at $.02 or $600 on an aggregate basis.

As of December 31, 2002, the Company has reserved shares of common stock for the exercise of warrants and the conversion of preferred stock as follows:

          Warrants                   2,172
          Preferred  stock       1,200,000
                                 ---------
                                 1,202,172
                                 =========


NOTE  7  -  EARNINGS  PER  SHARE

     The computations of basic and diluted earnings per share from operations for each year were as follows:


                                                                    Year Ended
                                                                    December 31,
                                                                 2002          2001
Numerator:
Income (loss)                                                $  202,129     $(788,754)

Denominator:
Denominator for Basic earnings per
 share - weighted-average shares                                299,933       186,591

Dilutive potential shares                                       859,884             -

Denominator for diluted earnings
 per share                                                    1,159,817       186,591

Basic earnings per share                                     $     0.67     $   (4.23)

Diluted earnings per share                                   $     0.17     $   (4.23)


     For additional information regarding the warrants and the employee stock options, see Note 8.

                         AMALGAMATED TECHNOLOGIES, INC.
                 as Fullcomm Technologies, Inc. and Subsidiary)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  7  -  EARNINGS  PER  SHARE  (continued)

     The following weighted average of warrants and options to purchase shares of common stock were outstanding during the years ended December 31, 2002 and 2001, but were not included in the computation of diluted earnings per share because the Company realized a loss during the period, and therefore the effect would be antidilutive:

                                                            Year  Ended
                                                            December  31,
                                                          2002         2001

Number  of  options                                         -        375,000
Number  of  warrants                                        -          4,747

Total  potential
  Shares                                                    -        379,747

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES

STOCK  OPTIONS  AND  WARRANTS

For the years ended December 31, 2002 and 2001, there were no stock options granted and the Company has cancelled all options upon termination of employment of those previously holding options.

Stock option activity fpr the year ended December 31, 2002 is summarized as follows:

                                                   Exercise  Shares
                                                   ----------------

Options  outstanding  at  beginning  of  year               375,000
Granted                                                           -
Exercised                                                         -
Cancelled/expired                                          (375,000)
                                                            -------

Options  outstanding  at  end  of  year                           -
                                                            =======

Options  exercisable  at  end  of  year                           -
                                                            =======

On April 28, 2000, the private placement agent and a placement consultant agreed to reduce certain aspects of their respective fees relating to services rendered. The Company issued to (i) the private placement agent and its designees an aggregate of 904 common stock purchase warrants at an exercise price of $126.5 per share and (ii) the placement consultant an aggregate of 1,268 common stock purchase warrants at an exercise price of $126.5 per share. As of December 31, 2002 none of these warrants have been exercised.

NOTE  9  -  DEVELOPMENT  STAGE  COMPANY

The Company is considered to be a development stage company as defined by Financial Accounting Standards Board Statement No. 7. The Company is dependent upon the financial resources of the Company's management and from the net proceeds of a private placement for its continued existence. Since its organization, the Company's activities have been limited to the preliminary development of its new products, filing of a patent application, hiring personnel and acquiring equipment and office space, conducting research and development of its technology and preparation of documentation and the sale of a private placement offering. Due to a lack of funding and the absence of operating

                         AMALGAMATED TECHNOLOGIES, INC.
         (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  9  -  DEVELOPMENT  STAGE  COMPANY  (continued)

revenue the Company was unable to complete development of any of its products. As a result, the Company engaged in a corporate reorganization. The Company is presently not engaged in any product research or development and has no plans to do so in the foreseeable future.


NOTE  10  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets". These statements are effective July 1, 2001 for business combinations completed on or after that date. These statements become effective for the Company on January 1, 2002 with respect to business combinations completed on or before June 30, 2001. The Company has not completed any business combinations except for the merger of the Company and Productions as of September 30, 2001 and management cannot currently assess what affect the future adoption of these pronouncements will have on the Company's financial statements.

In June, 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" effective for years beginning after June 15, 2002, and in August 2001 Statement No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" effective for years beginning after December 15, 2001. Management has reviewed the conclusions of Statements 143 and 144 in connection with the Company's current business plan and cannot currently assess what the effect the future adoption of these pronouncements will have on the Company's financial statements.

In July 2002 the FASB issued No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement becomes effective for the Company on January 1, 2003 for exit and disposal activities that are initiated on or after that date. Management has reviewed the conclusions of Statements 146 in connection with the Company's current business plan and cannot currently assess what the effect the future adoption of this pronouncement will have on the Company's financial statements.

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the financial statements.

NOTE  11  -  RECAPITALIZATION

On October 8, 2002 the Company's authorized capitalization was increased from 20,000,000 shares of common stock and 5,000,000 shared of preferred stock to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock

NOTE  12  -  FORGIVENESS  OF  DEBT

A portion of the proceeds from the sale of preferred stock was used to repay the Company's creditors who were owned $522,162 in the aggregate. The creditors, in most instances, agreed to accept negotiated settlements for less than the obligations due to them. For the year ended December 31, 2002 the forgiveness of debt amounted to $372,162.

                         AMALGAMATED TECHNOLOGIES, INC.
         (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  13  -  SALE  OF  WHOLLY  OWNED  SUBSIDIARY

On October 8, 2002 the Company sold all of the shares of Fullcomm, Inc., it's wholly owned operating subsidiary and owner of all the Company's business assets, to two former officers of the Company, in exchange for a non-exclusive, ten year, worldwide license for certain technology owned by Fullcomm, Inc. and 63,587 shares of the Company's common stock owned by the former officers. This sale resulted in a gain of $49,216 for the year ended December 31, 2002. As the shares of Fullcomm, Inc. have no ascertainable value and the Company estimates the future cash flows generated by the License will be zero, the accompanying financial statements do not reflect any value for the License.

                                 CERTIFICATIONS

     I,  David  Rector,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Amalgamated Technologies, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March  27,  2003               /s/  David  Rector
                                       ------------------
                                       David  Rector
                                       Principal Executive and Financial Officer

           SEC REPORT
EXHIBIT     REFERENCE
  NO.        NUMBER                         DESCRIPTION                              PAGE
-------    -----------   -------------------------------------------------------     ----
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

10.1           10.2      Tashenberg  Advisory  Agreement  among  Fullcomm  Inc.,
                         Contessa  Corporation  and  Brad Tashenberg, made as of
                         February  17,  2000(2)

           SEC REPORT
EXHIBIT     REFERENCE
  NO.        NUMBER                         DESCRIPTION                              PAGE
-------    -----------   -------------------------------------------------------     ----
10.2           10.3      Creekmore  Advisory  Agreement  among Fullcomm, Inc.,
                         Contessa  Corporation and Gregory Creekmore, made as of
                         February  17,  2000(2)

10.3           10.4      Letter of Intent dated January 28, 2000 between
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
                         M.  Weinstein  dated  as  of  April  28,  2000(3)

10.10          10.1      Stock  Purchase  Agreement  dated as of April 9, 1999
                         between  Contessa  Corporation and Pietro Bortolatti(4)

10.11          10.2      Letter Amendment dated April 23, 1999 to Stock Purchase
                         Agreement

10.12          10.1      Fullcomm  Technologies,  Inc.  2000  Stock  Plan(5)

           SEC REPORT
EXHIBIT     REFERENCE
  NO.        NUMBER                         DESCRIPTION                              PAGE
-------    -----------   -------------------------------------------------------     ----
10.13          10.1      Promissory  Note dated August 4, 2000 by and between
                         Fullcomm Technologies,  Inc.  and  Viking  Investment
                         Group  II,  Inc.(6)

10.14          10.2      Promissory Note dated August 16, 2000 by and between
                         Fullcomm  Technologies,  Inc.  and Jenadosa Holdings(6)

10.15                    Employment  Agreement  dated July 17, 2002 between           38
                         Registrant  and  David  Rector

21                       List  of  Subsidiaries  of  the  Registrant                  44

99.1                     Certificate of Chief Executive and Financial Officer         45

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