Form 10QSB
period 2003-03-31
FULLCOMM TECHNOLOGIES INC
filed 2003-05-15
CIK 1072816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   (Mark  One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF
            THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                                       or

   [ ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR
            15(d)OF THE SECURITIES EXCHANGE  ACT  OF  1934

           For the transition period from ____________ to ____________

                         Commission file number 0-25007

                         AMALGAMATED TECHNOLOGIES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                   65-0656268
             -------------------------         ---------------
         (State or other jurisdiction of     (I.R.S. Employer incorporation or
          organization)                      Identification  No.)

    1640  TERRACE WAY, WALNUT  CREEK,  CA          94596
    -------------------------------------        ----------
 (Address  of  principal  executive  offices)   (Zip  Code)

                                (925) 930-0100
                    -----------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              -----------------------------------------------------
    (Former Name, Former Address, and Former Fiscal year if Changed Since Last
                                     Report)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     As of May 13, 2003, there were 2,625,815 shares of the Registrant's common stock, par value $.0001 per share issued and outstanding.

     Transitional  Small  Business  Disclosure  Format  (check one)  Yes  No   X
                                                                             ---

                         AMALGAMATED TECHNOLOGIES, INC.
                 MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                            Page Number

             Special Note Regarding Forward Looking Statements        3

                          PART I FINANCIAL INFORMATION

Item  1.     Financial  Statements                                    4
Item  2.     Plan  of  Operation                                      9
Item  3      Controls  and  Procedures                                9

                            PART II OTHER INFORMATION

Item  2.     Changes  in  Securities  and  Use  of  Proceeds         10
Item  3.     Defaults  Upon  Senior  Securities                      10
Item  6.     Exhibits  and  Reports  on  Form  8-K                   10

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS                                          PAGE
                                                                            ----

     Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002     5

     Consolidated  Statements  of  Operations
          for the three months ended March 31, 2003 and 2002 and for the
          period from inception on January 15, 1999 through March 31, 2003     6

     Consolidated  Statements  of  Cash  Flows
          for the three months ended March 31, 2003 and 2002 and
          for the period from inception on January 15, 1999 through
          March 31, 2003                                                       7

     Notes  to  Consolidated  Financial  Statements                            8

                          PART I. FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                         AMALGAMATED TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET


                                                   MARCH  31,     DECEMBER  31
                                                      2003           2002
                                                                  ------------
                                                   UNAUDITED
                                                   ----------



  ASSETS

  CURRENT ASSETS:
     CASH                                         $     2,485     $   24,150
                                                  ===========     ==========
  LIABILITIES AND SHAREHOLDERS' DEFICIT

  CURRENT LIABILITIES:
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES        $     4,000     $   21,017
     LOAN PAYABLE                                     255,125        249,875
                                                  -----------     ----------

  TOTAL CURRENT LIABILTIES                            259,125        270,892
                                                  -----------     ----------

  STOCKHOLDERS' DEFICIT:
     PREFERRED STOCK, 10,000,000 SHARES AUTHORIZED,
       $0.001 PAR VALUE, 10,000 SHARES ISSUED               -             -
       AND OUTSTANDING                                     10            10
     COMMON STOCK, 200,000,000 SHARES AUTHORIZED,
       $0.0001 PAR VALUE, 2,625,815 ISSUED AND
       OUTSTANDING                                        263           263
     CAPITAL IN EXCESS OF PAR                       2,374,163     2,374,163
     DEFICIT ACCUMULATED DURING THE DEVELOPMENT
       STAGE                                       (2,631,076)   (2,621,178)
                                                  -----------     ----------

  TOTAL SHAREHOLDERS' DEFICIT                      (  256,640)   (  246,742)
                                                  -----------     ----------

  TOTAL LIABILITIES AND SHAREHOLDERS'
    DEFICIT                                        $    2,485     $  24,150
                                                  ===========     ==========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         AMALGAMATED TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                    (UNAUDITED)



                                           FOR  THE  THREE     FOR  THE  PERIOD
                                           MONTHS  ENDED        JAN.  15, 1999
                                             MARCH  31,           (INCEPTION)
                                             ----------             THROUGH
                                         2003         2002       MAR. 31, 2003
                                     -----------  -----------   ---------------
     REVENUE                         $         -  $         -   $           -
                                     -----------  -----------   -------------

     OPERATING EXPENSES:
       GENERAL AND ADMINISTRATIVE          4,664       26,685       1,217,498
       DEFERRED COMPENSATION                   -       72,923         875,000
       STOCK ISSUED FOR SERVICES               -            -         122,830
       RESEARCH AND DEVELOPMENT                -       28,794         785,958
       DEPRECIATION EXPENSE                    -          674           8,350
                                     -----------  -----------   -------------
     TOTAL OPERATING EXPENSES              4,664      129,076       3,009,636
                                     -----------  -----------   -------------

     INCOME BEFORE OTHER INCOME       (    4,664)  (  129,076)   (  3,009,636)
                                     -----------  -----------   -------------

     OTHER INCOME (EXPENSE):
       FORGIVENESS OF DEBT                     -            -         372,162
       GAIN ON SALE OF SUBSIDIARY              -            -          49,216
       INTEREST AND DIVIDEND INCOME           16            2          15,959
       INTEREST EXPENSE               (    5,250)  (    5,000)   (     58,777)
                                     -----------  -----------   -------------

     TOTAL OTHER INCOME (EXPENSE)     (    5,234)  (    4,998)        378,560
                                     -----------  -----------   -------------

     NET LOSS                        $(    9,898) $(  134,074)  $(  2,631,076)
                                     ============ ============  ==============

     BASIC NET LOSS PER SHARE        $(      .00) $(      .72)
                                     ============ ============

     BASIC WEIGHTED AVERAGE
     NUMBER OF SHARES OUTSTANDING      2,625,815      186,591
                                     ============ ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          AMALGAMATED TECHNOLOGIES, INC.

                           (A DEVELOPMENT STAGE COMPANY)

                              STATEMENT OF CASH FLOWS


                                                                  FOR  THE PERIOD
                                               FOR THE THREE      JAN.  15,  1999
                                                MONTHS ENDED        (INCEPTION)
                                                  MARCH  31,          THROUGH
                                              2003         2002     MAR. 31, 2003
                                            ----------  ----------- -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS)                                  $ (9,898)   $(134,074) $(2,631,076)
ADJUSTMENTS TO RECONCILE NET (LOSS)
    TO NET CASH USED IN OPERATING ACTIVITIES
DEFERRED COMPENSATION                                -     72,923      875,000
FORGIVENESS OF DEBT                                  -          -     (372,162)
GAIN ON SALE OF SUBSIDIARY                           -          -      (49,216)
STOCK ISSUED FOR SERVICES                            -          -      122,830
DEPRECIATION                                         -        674        8,350
INTEREST EXPENSE                                 5,250      5,000       55,125
INCREASE (DECREASE) IN ACCOUNTS PAYABLE
    AND ACCRUED EXPENSES                       (17,017)    55,439      448,267
                                            ----------  ----------- -----------

NET CASH USED IN OPERATING ACTIVITIES          (21,665)       (38)  (1,542,882)
                                            ----------  ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITY:
PURCHASE OF FURNITURE AND EQUIPMENT                  -          -      (16,216)
PATENT COSTS                                         -          -      (15,145)
                                            ----------  ----------- -----------

NET CASH USED IN INVESTING ACTIVITIES                -          -      (31,361)
                                            ----------  ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS OF ISSUANCE OF COMMON STOCK                 -          -    1,150,236
PROCEEDS OF ISSUANCE OF PREFERRED STOCK              -          -      200,000
PROCEEDS OF NOTE PAYABLE                             -          -      500,000
REPAYMENT OF NOTE PAYABLE                            -          -     (300,000)
PROCEEDS FROM LOAN TO SHAREHOLDER                    -          -       26,492
                                            ----------  ----------- -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES            -          -    1,576,728
                                            ----------  ----------- -----------

NET INCREASE (DECREASE) IN CASH                (21,665)       (38)       2,485
CASH AT BEGINNING OF PERIOD                     24,150        823            -
                                            ----------  ----------- -----------
CASH AT END OF PERIOD                       $    2,485  $     785   $    2,485
                                            ==========  =========== ===========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         AMALGAMATED TECHNOLOGIES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENT

1.     Nature  of  Business


Amalgamated Technologies, Inc. (the "Company") was formed under the laws of Delaware on March 7, 1996. The Company is a development stage company as defined by Financial Accounting Standards Board Statement No. 7. The Company was organized to commercially exploit technology developed in connection with the secure transmission of digital media and other data on the Internet. Due to a lack of funding and the absence of operating revenue the Company was unable to complete development of any of its products. The Company is presently not engaged in any product research or development and has no plans to do so in the foreseeable future.


2.     BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION


The accompanying unaudited financial statements of have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB filed with the SEC on April 15, 2003.

3.     Long-Term  Loans  Payable

On August 16, 2000 the Company executed a $200,000 promissory note. The note provides for interest on the principal, accrued at a rate of 10.5% per annum. The principal and all accrued interest were payable upon the earlier of (i) August 3, 2001 or (ii) the consummation of an equity or debt financing by the Company in an amount equal to or greater than $200,000. At March 31, 2003 the principal and accrue interest due was $255,125. The note is in default.

ITEM  2.     PLAN  OF  OPERATION

     We are a development stage company that through our wholly-owned subsidiary Fullcomm, Inc., was previously engaged in the research and development of proprietary hardware and software encryption components for digital data transfer, specializing in digital media and data security on the Internet. Our activities since the inception of this line of business were devoted to research and development, prototype development, creating a marketing program acquiring equipment, hiring management personnel and raising capital. We had no operating revenues from this line of business and financed all of our operations from loans and sales of our common stock. As of October 8, 2003, we entered into a Stock Exchange Agreement that resulted in the sale of Fullcomm, Inc. to Brendan Elliot and Wayne Lee and effectively terminated our engagement in this line of business.

     As part of our corporate reorganization we have decided to look at other ventures of merit for corporate participation as a means of enhancing shareholder value. This may involve sales of equity or debt securities in merger or acquisition transactions. We have minimal operating costs and expenses at the present time due to out limited activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months although we may do so in connection with possible acquisition transactions. We do not presently engage in any product research and development and have no plans to do so in the foreseeable future. We do not own any plant or significant equipment. We have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

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

     No equity securities were sold by us during the period covered by this Report.

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



                                                  AMALGAMATED TECHNOLOGIES, INC.


Dated:  May  13,  2003                 By:     /s/  David  Rector
                                               ---------------------------------
                                               David  Rector
                                               President,  Chief  Executive  and
                                               Accounting  Officer

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

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date:  May  13,  2003
                                                 /s/  David  Rector
                                                 ------------------
                                                 David  Rector
                                                 Principal  Executive  and
                                                 Financial  Officer