Form 10KSB/A
period 2002-12-31
FULLCOMM TECHNOLOGIES INC
filed 2003-06-20
CIK 1072816

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-KSB for Amalgamated Technologies, Inc. (the "Company") for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 is being filed to amend and restate the Company's financial statements for the year ended December 31, 2002 (Item 13) to properly reflect the number of shares of the Company's common stock outstanding at December 31, 2002.


                                TABLE OF CONTENTS

PART III                                                                    Page
--------

     13.  Exhibits, List and  Reports  on  Form 8-K. . . . . . . . . . . . .  3

                 ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A)     THE  FOLLOWING  DOCUMENTS  ARE  FILED  AS  PART  OF  THIS  REPORT.

1.     Financial  Statements                                                Page
       ---------------------                                                ----

        Independent Auditor's Report - Rogoff & Company, P.C                   7

        Balance Sheet as at December 31, 2002                                  8

        Statement  of  Operations  for  the  years ended December 31,
        2002 and December  31,  2001  and for the period from January
        15, 1999 (date of inception)  through  December  31,  2002             9

        Statement of Shareholders' Equity (Deficiency) - December 31, 2002    10

        Statement  of  Cash Flows for the years ended December 31,
        2002 and December 31, 2001  and  for  the  period  from  January
        15, 1999 (date of inception) through  December 31, 2002               11

        Notes to Financial Statements                                         12

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

                                    AMALGAMATED TECHNOLOGIES, INC.

Dated:  June  18,  2003             By     /s/  David  Rector
                                           ------------------
                                           David  Rector,
                                           President and Chief Executive Officer





Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 18th day of June, 2003.


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

                                         /s/  ROGOFF  &  COMPANY,  P.C.

Rogoff  &  Company,  P.C.
New  York,  New  York
May  6,  2003

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
                                                              ------------

     Stockholders'  deficit:
        Preferred  stock,  10,000,000  shares  authorized,
          $0.001  par  value,  10,000  shares  issued  and
          outstanding                                                   10
        Common  stock,  200,000,000  shares  authorized,
          $0.0001  par  value, 2,625,815 issued                        263
        Capital  in  excess  of  par                             2,374,163
        Deficit  accumulated  during  the  development
          stage                                                ( 2,621,178)
                                                              -------------

     TOTAL  SHAREHOLDERS'  DEFICIT                             (   246,742)
                                                              -------------

     TOTAL  LIABILITIES  AND  SHAREHOLDERS'
       DEFICIT                                                $     24,150
                                                              ============


                 See accompanying Notes to Financial Statements.

                         AMALGAMATED TECHNOLOGIES, INC.
         (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                                       For the Period
                                                                        From Inception
                                             For The Year Ended          on January 15,
                                                December 31,                1999
                                         ---------------------------       Through
                                             2002          2001          Dec. 31,2002
                                         -------------  ------------     --------------
     Revenue                            $           -   $        -       $         -
                                         -------------  ------------     --------------

     OPERATING EXPENSES:
       General and administrative              83,981      216,883         1,212,834
       Deferred compensation                   72,923      437,497           875,000
       Stock issued for services               12,830            -           122,830
       Research and development                28,794      110,951           785,958
       Depreciation expense                     2,021        2,576             8,350
                                         -------------  ------------     --------------
     TOTAL OPERATING EXPENSES                 200,549      767,907         3,004,972
                                         -------------  ------------     --------------

     LOSS BEFORE OTHER INCOME              (  200,549)  (  767,907)       (3,004,972)
                                         -------------  ------------     --------------

     Other income (expense):
       Forgiveness of debt                    372,162            -           372,162
       Gain on sale of subsidiary              49,216            -            49,216
       Interest and dividend income                70          153            15,943
       Interest expense                    (   21,000)  (   21,000)          (53,527)
                                         -------------  ------------     --------------

     Total other income (expense)             400,448   (   20,847)          383,794
                                         -------------  ------------     --------------

     Net Income (Loss)                       $199,899   $( 788,754)     $ (2,621,178)
                                         =============  ============     ==============

     Basic net income (loss) per share   $        .55   $(    4.23)
                                        =============  ============

     Diluted net income (loss) per share $        .18   $(    4.23)
                                         =============  ============

     Basic weighted average number
       of shares outstanding                  363,818      186,591
                                         =============  ============

     Diluted weighted average number
       of shares outstanding                1,132,360      186,591
                                         =============  ============




                 See accompanying Notes to Financial Statements.

                                                      AMALGAMATED TECHNOLOGIES, INC.
                                      (Formerly known as Fullcomm Technologies Inc. and Subsidiary)
                                                      (A DEVELOPMENT STAGE COMPANY)

                                                 STATEMENT OF SHAREHOLDERS' (DEFICIENCY)

                             Preferred Stock      Common Stock       Capital
                            ----------------    ----------------    in excess    Accumulated    Deferred
                            Shares    Amount    Shares    Amount     of Par        Deficit     Compensation     Total
                            ------    ------    ------    ------    ---------    -----------   ------------  -------------
Isuance of common stock
  from inception                 -   $     -   109,177   $    11   $1,176,717    $         -   $          -    $1,176,728
Issuance of common stock
  for acquisition                -         -    65,217         7           (7)             -              -             -
Issuance of common stock
  for services                   -         -    12,197         1      984,999              -       (510,420)      474,580

Net loss                         -                   -         -            -     (2,032,323)             -    (2,032,323)
                            ------    ------    ------    ------    ---------    -----------   ------------  -------------

Balance at December 31, 2000     -         -   186,591        19    2,161,709     (2,032,323)      (510,420)     (381,015)

Amortization of deferred
  compensation                   -         -         -         -            -              -        437,497       437,497

Net loss                         -         -         -         -            -       (788,754)             -      (788,754)
                            ------    ------    ------    ------    ---------    -----------   ------------  -------------

Balance at December 31, 2001     -         -   186,591        19    2,161,709     (2,821,077)       (72,923)     (732,272)

Amortization of deferred
  compensation                   -         -         -         -            -              -         72,923        72,923
Issuance of common stock
  for services                   -         - 2,477,811       247       12,583              -              -        12,830
Issuance of common stock
  for payment of accounts
  payable                        -         -    25,000         3        1,147              -              -         1,150
Issuance of preferred stock
  for cash                  10,000        10         -         -      199,990              -              -       200,000
Sale of wholly owned
  Subsidiary                     -         -  ( 63,587)   (    6)      (1,266)             -              -        (1,272)

Net income                       -         -         -         -            -        199,899              -       199,899
                            ------    ------    ------    ------    ---------    -----------   ------------  -------------

Balance at
  December 31, 2002         10,000   $    10 2,625,815   $   263   $2,374,163    $(2,621,178)  $          -    $ (246,742)
                            ======    ====== =========    ======    =========     ===========   ===========   ============



                                 See accompanying Notes to Financial Statements.

                         AMALGAMATED TECHNOLOGIES, INC.
          (Formerly known as Fullcomm Technologies Inc. and Subsidiary)
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                                              For the Period
                                                                              From Inception
                                                  For the Year Ended          on January 15,
                                                     December 31,                  1999
                                                  ------------------             Through
                                                   2002        2001           Dec. 31, 2002
                                                  -------    --------         --------------
Cash flows from operating activities:
Net income (loss)                                $199,899   $(788,754)       $   (2,621,178)
Adjustments to reconcile net income (loss)
    to net cash used in operating activities
Deferred compensation                              72,923     437,497               875,000
Forgiveness of debt                              (372,162)          -              (372,162)
Gain on sale of subsidiary                        (49,216)          -               (49,216)
Stock issued for services                          12,830           -               122,830
Depreciation                                        2,021       2,576                 8,350
Interest expense                                   21,000      21,000                49,875
Increase (decrease) in accounts payable
    and accrued expenses                          (63,968)    325,156               465,284
                                                  -------    --------         --------------
Net cash used in operating activities            (176,673)     (2,525)           (1,521,217)
                                                  -------    --------         --------------

Cash flows from investing activity:
Purchase of furniture and equipment                     -           -               (16,216)
Patent costs                                            -      (1,494)              (15,145)
                                                  -------    --------         --------------
Net cash (used) in
    investing activities                                -      (1,494)              (31,361)
                                                  -------    --------         --------------

Cash flows from financing activities:
Proceeds of issuance of common stock                    -           -             1,150,236
Proceeds of issuance of preferred stock           200,000           -               200,000
Proceeds of note payable                                -           -               500,000
Repayment of note payable                               -           -              (300,000)
Proceeds from loan to shareholder                       -           -                26,492
                                                  -------    --------         --------------
Net cash provided by financing activities         200,000           -              1,576,728
                                                  -------    --------         --------------

Net increase decrease in cash                      23,327      (4,019)                24,150
Cash at beginning of period                           823       4,842                      -
                                                  -------    --------         --------------
Cash at end of period                            $ 24,150   $     823        $        24,150
                                                  =======    ========         ==============


Non-cash activities:
    Increase in Loan payable, attributed to
    accrual of interest expense                  $ 21,000   $  21,000
                                                  =======    ========
    Stock issued for services                    $ 12,830   $       -
                                                  =======    ========
    Stock issued for accounts payable            $  1,150   $       -
                                                  =======    ========
    Treasury stock received in sale of
      Subsidiary                                 $ 1,272    $       -
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

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

a.   BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

The accompanying Statements of Operations, Cash Flows and Stockholders' Deficit present the results of operations of the Company and its former wholly owned subsidiary, Fullcomm, Inc. to October 6, 2002 (See Note 13) All material inter-company accounts have been eliminated in consolidation.

b.   CASH  AND  CASH  EQUIVALENTS

The Company considers all temporary investments with a maturity of three months or less to be cash equivalents for the purposes of the statement of cash flow.

c.   INCOME  (LOSS)  PER  SHARE:

Basic income (loss) per common share is computed by dividing the income (loss) by the weighted average number of common shares outstanding during the periods presented. Fully diluted income (loss) per common share assumes conversion of preferred stock, stock options and warrants into common stock. One share of preferred is convertible into 120 shares of common stock. Each stock option and warrant is convertible into one share of stock.


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

                         AMALGAMATED TECHNOLOGIES, INC.
         (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

f.   ASSET  IMPAIRMENT

The Company adopted the provisions of SFAS No. 121, "Accounting for the impairment of long lived assets and for long-lived assets to be disposed of". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. There was no provision for impairment.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a negative working capital of $246,742, a stockholders' deficit of $246,743 and incurred net losses of $2,621,178 during the period from inception, January 15 1999, to December 31, 2002. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing and achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management is seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

                         AMALGAMATED TECHNOLOGIES, INC.
         (Formerly known as Fullcomm Technologies, Inc. and Subsidiary)
                          NOTES TO FINANCIAL STATEMENTS



NOTE  4  -  NOTE  PAYABLE

On August 16, 2000, the Company executed a $200,000 promissory note (the "Note"). The Note provides that interest on the principal amount accrues at the rate of 10.5% per annum. The principal amount and all accrued interest were payable upon the earlier of (i) August 3, 2001 or (ii) the consummation of an equity or debt financing by the Company in an amount equal to or greater than $200,000. As of December 31, 2002 and 2001, the Company has accrued interest aggregating $49,875 and $28,875, respectively. As of December 31, 2002, the Note is in default.


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
                                                   ---------

   Net  deferred  tax  asset                     $         -
                                                   =========


NOTE  6  -  ISSUANCE  OF  COMMOM  AND  PREFERRED  STOCK

On October 8, 2002 the Company effectuated a 46 for 1 reverse stock split. There were 19,733,189 shares of the Company's common stock issued and outstanding, prior to the reverse stock split. As a result of the reverse stock split, there were 428,982 shares of common stock issued and outstanding. All share and per share amounts reflect the reverse stock split.

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

On October 31, 2002, the Company issued 30,000 shares of common stock to a former officer in connection with his termination. Each share was valued at $.02 or $600 on an aggregate basis.

On December 18, 2002, the Company issued 2,230,351 shares of common stock to the sole officer and director for his services. The fair value of the services was $2,230.

As of December 31, 2002, the Company has reserved shares of common stock for the exercise of warrants and the conversion of preferred stock as follows:

          Warrants                   2,172
          Preferred  stock       1,200,000
                                 ---------
                                 1,202,172
                                 =========


NOTE  7  -  EARNINGS  PER  SHARE

     The computations of basic and diluted earnings per share from operations for each year were as follows:


                                                                    Year Ended
                                                                    December 31,
                                                                 2002          2001
Numerator:
Income (loss)                                                $  199,899     $(788,754)
                                                             ==========     ==========
Denominator:
Denominator for Basic earnings per
 share - weighted-average shares                                363,818       186,591

Dilutive potential shares                                       843,199             -
                                                             ----------     ---------
Denominator for diluted earnings
 per share                                                    1,132,360       186,591
                                                             ==========     ==========

Basic earnings per share                                     $     0.55     $   (4.23)
                                                             ==========     ==========

Diluted earnings per share                                   $     0.18     $   (4.23)
                                                             ==========     ==========

     For additional information regarding the warrants and the employee stock options, see Note 8.

                         AMALGAMATED TECHNOLOGIES, INC.
                 as Fullcomm Technologies, Inc. and Subsidiary)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  7  -  EARNINGS  PER  SHARE  (continued)

The following weighted average of warrants and options to purchase shares of common stock were outstanding during the year ended December 31, 2001, but were not included in the computation of diluted earnings per share because the Company realized a loss during the period, and therefore the effect would be anti-dilutive:

                                                            Year  Ended
                                                            December  31,
                                                               2001
                                                            -------------
Number  of  options                                            375,000
Number  of  warrants                                             2,172
                                                            -------------
Total  potential
  Shares                                                       377,172
                                                            =============

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES

STOCK  OPTIONS  AND  WARRANTS

For the years ended December 31, 2002 and 2001, there were no stock options granted and the Company has cancelled all options upon termination of employment of those previously holding options.

Stock option activity for the year ended December 31, 2002 is summarized as follows:

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

NOTE  14  -  EMPLOYMENT  CONTRACT

On July 17, 2002 the Company entered into an employment contract with its' sole officer and director to provide services to the Company as an officer and director. The agreement is for a period of two years. In consideration for his services the Company issued 217,391 shares on July 22, 2002 and 2,230,351 shares on December 18, 2002. The Company has recorded compensation expense in the amount of $12,830 as consideration for these shares.

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

Dated:  June  18,  2003                /s/  David  Rector
                                       ------------------
                                       David  Rector
                                       Principal Executive and Financial Officer