Form 10QSB
period 2003-06-30
AMALGAMATED TECHNOLOGIES INC
filed 2003-08-14
CIK 1072816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

        (Mark  One)

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2003

                                       or

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 0-25007

                         AMALGAMATED TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                              65-0656268
        (State  or  other  jurisdiction            (I.R.S.  Employer
     of  incorporation  or  organization)          Identification  No.)

           1640  Terrace  Way,
           Walnut  Creek,  CA                         94596
(Address  of  principal  executive  offices)       (Zip  Code)

                                 (925) 930-0100
              (Registrant's telephone number, including area code)

                             N/A___________________
              (Former  Name,  Former  Address,  and  Former  Fiscal  year if  Changed  Since  Last  Report)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 11, 2003, there were 4,026,695 shares of the Registrant's common stock, par value $.0001 per share issued and outstanding.

     Transitional  Small  Business  Disclosure Format (check one) Yes [ ] No [X]

                         AMALGAMATED TECHNOLOGIES, INC.
                  JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                           Page
                                                                         Number
         Special  Note  Regarding  Forward  Looking  Statements               3

                          PART I FINANCIAL INFORMATION

Item  1.  Financial  Statements                                              4
Item  2.  Plan  of  Operation                                               10
Item  3  Controls  and  Procedures                                          10

                            PART II OTHER INFORMATION

Item  2.  Changes  in  Securities  and  Use  of  Proceeds                   11
Item  6.  Exhibits  and  Reports  on  Form  8-K                             11

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward- looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward- looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

     In addition, we disclaim any obligations to update any forward- looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS                                             PAGE

     Consolidated  Balance  Sheet  as  of  June 30, 2003
     and December 31, 2002                                                     5

     Consolidated  Statements  of  Operations for  the
     three  months  and  six  months  ended  June 30, 2003
     and 2002 and for the  period  from  inception  on
     January  15,  1999  through  June  30,  2003                              6

     Consolidated  Statements  of  Cash  Flows for  the
     three  and  six  months  ended  June  30,  2003  and
     2002 and for the period  from  inception  on  January
     15,  1999  through  June  30,  2003                                       7

     Notes  to  Consolidated  Financial  Statements                            8

                     Amalgamated Technologies, Inc.
                     (A Development Stage Entity)
                             Balance Sheet
                             June 30, 2003

                                Assets
Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,487
                                                         ============


                 Liabilities and Shareholders' Equity

Accounts payable and accrued liabilities. . . . . . . .  $    31,006
                                                         ------------


Shareholders' equity:
  Preferred stock, $.001 Par value, 10,000,000
    shares authorized; 10,000 issued and outstanding. .            -
  Common stock, $.0001 par value; 200,000,000 shares
    authorized; 4,026,695 shares issued and outstanding          403
  Additional paid in capital. . . . . . . . . . . . . .    2,634,149
  Accumulated Deficit . . . . . . . . . . . . . . . . .   (2,663,071)
                                                         ------------
    Total Shareholders' equity: . . . . . . . . . . . .      (28,519)
                                                         ------------

                                                         $     2,487
                                                         ============

           See Notes to Consolidated Financial Statements.

                                      Amalgamated Technologies, Inc.
                                       (A Development Stage Company)
                                          Statements of Operations

                                                                                            Period from
                                       Three Months Ended           Six Months Ended      January 15, 1999
                                            June 30,                    June 30,            (inception)
                                    -----------------------     -----------------------       Through
                                        2003       2002            2003        2002        June 30, 2003
                                        ----       ----            ----        ----      -----------------
                                    (Unaudited) (Unaudited)     (Unaudited) (Unaudited)     (Unaudited)

Operating expenses:
  General and administrative .  $     27,006   $      60       $  31,670   $  26,745      $   1,244,504
  Deferred compensation. . . .             -           -               -      72,923            875,000
  Stock issued for services. .             -           -               -           -            122,830
  Research and development . .             -           -               -      28,794            785,958
  Depreciation expense . . . .             -         673               -       1,347              8,350
                                -------------  ----------      ----------  ----------     --------------
Total operating expenses . . .        27,006         733          31,670     129,809          3,036,642
                                -------------  ----------      ----------  ----------     --------------

Other (income) loss
  Forgiveness of debt. . . . .             -           -               -           -           (372,162)
  Gain on sale of subsidiary .             -           -               -           -            (49,216)
  Interest and dividend income            (2)         (3)            (18)         (5)           (15,961)
  Interest expense . . . . . .         4,991       5,500          10,241      10,500             63,768
                                -------------  ----------      ----------  ----------     --------------
Total other (income) loss. . .         4,989       5,497          10,223      10,495           (373,571)
                                -------------  ----------      ----------  ----------     --------------

Net loss . . . . . . . . . . .  $     31,995   $   6,230       $  41,893   $ 140,304      $   2,663,071
                                =============  ==========      ==========  ==========     ==============


Basic loss per share . . . . .  $       0.01   $       *       $    0.02   $    0.02
                                =============  ==========      ==========  ==========

Basic weighted average
  shares outstanding . . . . .     2,688,076   8,583,189       2,656,774   8,583,189
                                =============  ==========      ==========  ==========
 *  - Amount is less than $0.01


                 See Notes to Consolidated Financial Statements.

                                           Amalgamated Technologies, Inc.
                                            (A Development Stage Company)
                                               Statements of Cash Flows

                                                                                                      Period from
                                                                                                    January 15, 1999
                                                             Six Months Ended June 30,                (inception)
                                                             -------------------------                  Through
                                                             2003                 2002               June 30, 2003
                                                             ----                 ----               -------------
                                                           Unaudited)          (Unaudited)             (Unaudited)

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . .  $          (41,893)   $         (140,304)   $         (2,663,071)
  Adjustments to reconcile net loss
    to cash used in operating activities:
      Depreciation. . . . . . . . . . . . . . . . .                   -                 1,347                   8,350
      Stock based compensation. . . . . . . . . . .                   -                72,923                 875,000
      Common stock issued for services. . . . . . .                   -                     -                 123,980
      Forgiveness of debt . . . . . . . . . . . . .                   -                     -                (372,162)
      Gain on sale of subsidiary. . . . . . . . . .                   -                     -                 (49,216)
      Conversion of interest into
        common stock. . . . . . . . . . . . . . . .              10,241                10,500                  61,608
  Accounts payable and accrued liabilities. . . . .               9,989                55,440                 474,123
                                                     -------------------  --------------------   ---------------------
    Cash used in operating activities . . . . . . .             (21,663)                  (94)             (1,541,388)
                                                     -------------------  --------------------   ---------------------

Cash flows from investing activities:
  Investment in computers and equipment . . . . . .                   -                     -                 (16,216)
  Patent costs. . . . . . . . . . . . . . . . . . .                   -                     -                 (15,145)
                                                     -------------------  --------------------   ---------------------
    Cash used in investing activities . . . . . . .                   -                     -                 (31,361)
                                                     -------------------  --------------------   ---------------------

Cash flows from financing activities:
  Proceeds from the sale of common stock. . . . . .                   -                     -               1,150,236
  Proceeds from the sale of preferred stock . . . .                   -                     -                 200,000
  Proceeds from note payable. . . . . . . . . . . .                   -                     -                 500,000
  Repayment of note payable . . . . . . . . . . . .                   -                     -                (300,000)
  Proceeds from loan from shareholder . . . . . . .                   -                     -                  25,000
                                                     -------------------  --------------------   ---------------------
    Cash provided by financing activities . . . . .                   -                     -               1,575,236
                                                     -------------------  --------------------   ---------------------

Increase (decrease) in cash . . . . . . . . . . . .             (21,663)                  (94)                  2,487
Cash, beginning of period . . . . . . . . . . . . .              24,150                   823                       -
                                                     -------------------  --------------------   ---------------------
Cash, end of period . . . . . . . . . . . . . . . .  $            2,487   $               729    $              2,487
                                                     ===================  ====================   =====================

Supplemental cash flow disclosure:
  Conversion of note payable into common stock. . .  $          249,875   $                 -
                                                     ===================  ====================

                 See Notes to Consolidated Financial Statements.

                         AMALGAMATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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


2.     BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

     The accompanying unaudited financial statements of have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB filed with the SEC on April 15, 2003.

3.     RECENT  ACCOUNTING  PRONOUCEMENTS

     - In April 2003, the FASB issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of the statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial position or results of operations.

     - In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had a material effect on the Company's financial position or results of operations.

     Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

4.     EQUITY

     - On June 27, 2003, the Company exchanged their $200,000 promissory note payable, plus accrued interest of $60,116, into 200,880 shares of the Company's common stock.

     - On June 27, 2003, the holders of Series A Convertible Preferred Stock converted all of their 10,000 shares into 1,200,000 shares of the Company's common stock.

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

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Rogoff & Company, P.C., our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved the engagement of Rogoff & Company, P.C. to perform any non-audit services in 2003.

                          PART II - OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On June 27, 2003, the seven holders of an aggregate of 10,000 shares of our Series A Preferred Stock, which represented all of our issued and outstanding
Series A Preferred Stock, elected to convert their Series A Preferred into an aggregate of 1,200,000 shares of our restricted common stock.

     On June 27, 2003, Jenadosa Holdings Ltd., the holder of an August 16, 2000 promissory note of ours in the principal amount of $200,000 elected to convert the principal and $60,116 in accrued interest then due on the note into 200,880 shares of our restricted common stock.

     The foregoing issuances were made in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended in that they involved an exchange of securities by us.

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


                                        AMALGAMATED  TECHNOLOGIES,  INC.


Dated:  August  12,  2003               By:  /s/  David  Rector
                                             ------------------
                                             David  Rector
                                             President, Chief Executive and
                                             Accounting  Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the registrant and have;

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the Quarterly Report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August  12,  2003
                                       /s/  David  Rector
                                       ------------------
                                       David  Rector
                                       Principal Executive and Financial Officer