Form 10QSB
period 2003-09-30
AMALGAMATED TECHNOLOGIES INC
filed 2003-11-14
CIK 1072816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark  One)

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the quarter ended September 30, 2003

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 0-25007

                         AMALGAMATED TECHNOLOGIES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                             65-0656268
   -------------------------------                          --------------------
  (State  or  other jurisdiction                              (I.R.S. Employer
of  incorporation or organization)                          Identification  No.)

     1640  TERRACE  WAY, WALNUT  CREEK,  CA                         94596
--------------------------------------------                     -----------
(Address  of  principal  executive  offices)                     (Zip  Code)

                                 (925) 930-0100
                            -----------------------
              (Registrant's telephone number, including area code)

                                      N/A
                             ----------------------
    (Former Name, Former Address, and Former Fiscal year if Changed Since Last
                                     Report)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     As of November 13, 2003, there were 4,026,695 shares of the Registrant's common stock, par value $.0001 per share issued and outstanding.

     Transitional  Small  Business  Disclosure  Format  (check one)  Yes  No  X
                                                                             ---


                         AMALGAMATED TECHNOLOGIES, INC.
                       SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS                                                PAGE
                                                                                  ----
     Balance  Sheet  (unaudited)  as  of  September  30,  2003                      5

     Statements  of  Operations  (unaudited)
          for the three months and nine months ended September 30, 2003 and 2002 and  for  the  period  from  inception  on  January  15,  1999 through
          September  30,  2003                                                      6

     Statements  of  Cash  Flows  (unaudited)
          for  the  nine months ended September 30, 2003 and 2002 and for  the  period  from inception on January 15, 1999 through September
          30,  2003                                                                 7

     Notes  to  Financial  Statements  (unaudited)                                  8



                          Amalgamated Technologies, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2003
                                   (Unaudited)



                                     Assets
Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $            488
                                                         =================


                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities. . . . . . .  $         39,725
  Advance from Shareholders . . . . . . . . . . . . . .             2,000
                                                         -----------------
    Total current liabilities . . . . . . . . . . . . .            41,725
                                                         -----------------

Shareholders' equity:
  Preferred stock, $.001 Par value, 10,000,000
    shares authorized; 10,000 issued and outstanding. .                 -
  Common stock, $.0001 par value; 200,000,000 shares
    authorized; 4,026,695 shares issued and outstanding               403
  Additional paid in capital. . . . . . . . . . . . . .         2,634,149
  Accumulated Deficit . . . . . . . . . . . . . . . . .        (2,675,789)
                                                         -----------------
    Total Shareholders' equity. . . . . . . . . . . . .           (41,237)
                                                         -----------------

                                                         $            488
                                                         =================

                       See Notes to Financial Statements.

                                            Amalgamated Technologies, Inc.
                                             (A Development Stage Company)
                                               Statements of Operations

                                                                                                       Period from
                                                                                                    January 15, 1999
                                       Three Months Ended                Nine Months Ended             (inception)
                                         September 30,                     September 30,                 Through
                                      2003          2002              2003              2002       September 30, 2003
                                  ------------  ------------  --------------------  ------------  --------------------
                                   (Unaudited)   (Unaudited)      (Unaudited)        (Unaudited)       (Unaudited)
Operating expenses:
General and administrative . . .  $    12,719   $    21,260   $            44,389   $    48,005   $         1,257,223
Deferred compensation. . . . . .            -             -                     -        72,923               875,000
Stock issued for services. . . .            -        10,000                     -        10,000               122,830
Research and development . . . .            -             -                     -        28,794               785,958
Depreciation expense . . . . . .            -           674                     -         2,021                 8,350
                                  ------------  ------------  --------------------  ------------  --------------------
Total operating expenses . . . .       12,719        31,934                44,389       161,743             3,049,361
                                  ------------  ------------  --------------------  ------------  --------------------

Other income (loss)
Forgiveness of debt. . . . . . .            -       366,523                     -       366,523               372,162
Gain on sale of subsidiary . . .            -             -                     -             -                49,216
Interest and dividend income . .            -             3                    19             8                15,961
Interest expense . . . . . . . .            -        (5,250)              (10,241)      (15,750)              (63,768)
                                  ------------  ------------  --------------------  ------------  --------------------
Total other income (loss). . . .            -       361,276               (10,222)      350,781               373,572
                                  ------------  ------------  --------------------  ------------  --------------------

Net income (loss). . . . . . . .     ($12,719)  $   329,342              ($54,611)  $   189,038           ($2,675,790)
                                  ============  ============  ====================  ============  ====================


Net income (loss) per share
 - Basic . . . . . . . . . . . .  $         *   $      0.88   $             (0.02)  $      0.76
                                  ============  ============  ====================  ============

Basic weighted average shares
 outstanding - Basic . . . . . .    4,026,695       373,046             3,118,432       248,971
                                  ============  ============  ====================  ============

Net income (loss) per share
 - Diluted . . . . . . . . . . .  $         *   $      0.78   $             (0.02)  $      0.37
                                  ============  ============  ====================  ============

Diluted weighted average shares
 outstanding - Diluted . . . . .    4,026,695       423,414             3,118,432       504,442
                                  ============  ============  ====================  ============

*  -  Amount  is  less  than  $0.01

                       See Notes to Financial Statements.

                                        Amalgamated Technologies, Inc.
                                        (A Development Stage Company)
                                          Statements of Cash Flows

                                                                                            Period from
                                                                                          January 15, 1999
                                                                                            (inception)
                                                     Nine Months Ended September 30,         Through
                                                         2003               2002         September 30, 2003
                                                  -------------------  ---------------  --------------------
                                                      (Unaudited)        (Unaudited)        (Unaudited)
Cash flows from operating activities:
  Net (loss) income. . . . . . . . . . . . . . .            ($54,611)  $      189,038           ($2,675,790)
  Adjustments to reconcile net loss
    to cash used in operating activities:
      Depreciation . . . . . . . . . . . . . . .                   -            2,021                 8,350
      Stock based compensation . . . . . . . . .                   -           72,923               875,000
      Common stock issued for services . . . . .                   -           10,000               123,980
      Forgiveness of debt. . . . . . . . . . . .                   -                -              (372,162)
      Gain on sale of subsidiary . . . . . . . .                   -                -               (49,216)
      Conversion of interest into
        common stock . . . . . . . . . . . . . .              10,241           15,750                60,116
  Accounts payable and accrued liabilities . . .              18,708         (450,836)              482,843
                                                  -------------------  ---------------  --------------------
    Cash used in operating activities. . . . . .             (25,662)        (161,104)           (1,546,879)
                                                  -------------------  ---------------  --------------------

Cash flows from investing activities:
  Investment in computers and equipment. . . . .                   -                -               (16,216)
  Patent costs . . . . . . . . . . . . . . . . .                   -                -               (15,145)
                                                  -------------------  ---------------  --------------------
    Cash used in investing activities. . . . . .                   -                -               (31,361)
                                                  -------------------  ---------------  --------------------

Cash flows from financing activities:
  Proceeds from the sale of common stock . . . .                   -                -             1,150,236
  Proceeds from the sale of preferred stock. . .                   -          200,000               200,000
  Proceeds from note payable . . . . . . . . . .                   -                -               500,000
  Repayment of note payable. . . . . . . . . . .                   -                -              (300,000)
  Proceeds from advance / loan from shareholder.               2,000                -                28,492
                                                  -------------------  ---------------  --------------------
    Cash provided by financing activities. . . .               2,000          200,000             1,578,728
                                                  -------------------  ---------------  --------------------

Increase (decrease) in cash. . . . . . . . . . .             (23,662)          38,896                   488
Cash, beginning of period. . . . . . . . . . . .              24,150              823                     -
                                                  -------------------  ---------------  --------------------
Cash, end of period. . . . . . . . . . . . . . .  $              488   $       39,719   $               488
                                                  ===================  ===============  ====================

Supplemental cash flow disclosure:
  Conversion of note payable into common stock .  $          260,116   $            0
                                                  ===================  ===============

                       See Notes to Financial Statements.

                         AMALGAMATED TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

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


2.     BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION

The accompanying unaudited financial statements of have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB filed with the SEC on April 15, 2003.

3.     RECENT  ACCOUNTING  PRONOUCEMENTS

     - In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have variable interest entities and does not expect the adoption of FIN 46 to have a material effect on its financial position or results of operations.

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

4.     ADVANCES  FROM  SHAREHOLDERS

At September 30, 2003 certain shareholders advanced funds on behalf of the Company for general operating expenses. These advances are presently non-interest bearing and payable on demand.

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

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Rogoff & Company, P.C., our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved the engagement of Rogoff & Company, P.C. to perform any non-audit services in 2003, except for income tax preparation.

                           PART II - OTHER INFORMATION

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     No securities were issued by us during the quarter ended September 30, 2003.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1     Section  1350  Certification  of  Chief Executive and Financial Officer

(b)     Reports  on  Form  8-K.

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          AMALGAMATED TECHNOLOGIES, INC.


Dated:  November  13,  2003               By:  /s/  David  Rector
                                               ------------------
                                               David  Rector
                                               President,  Chief  Executive  and
                                               Accounting  Officer