Form 10KSB
period 2003-12-31
AMALGAMATED TECHNOLOGIES INC
filed 2004-04-13
CIK 1072816

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

                         Commission file number 0-25007

                           AMALGAMATED TECHNOLOGIES, INC.
                        ---------------------------------
      (Exact name of small business Registrant as specified in its charter)

            DELAWARE                                             65-0656268
            --------                                        --------------------
(State  or  other  jurisdiction                                (IRS  Employer
of incorporation or organization)                           Identification  No.)

     1640  TERRACE  WAY,  WALNUT  CREEK,  CA                94596
     ---------------------------------------            -------------
     (Address of principal executive offices)            (Zip  Code)

Registrant's  telephone  number:  (925)  930-0100
                                  ---------------
Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  NONE
                                                                        ----
Name  of  each  Exchange  on  Which  Registered:  None
Securities  registered  under  Section 12(g) of the Exchange Act:  COMMON STOCK,
                                                                   -------------
PAR  VALUE  $.0001  PER  SHARE
------------------------------

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

As of March 31, 2004, there were 4,026,696 shares of registrant's common stock, par value $.0001, issued and outstanding. Of these, 1,578,923 shares are held by non-affiliates of the Registrant. The aggregate market value of the common stock held by nonaffiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on June 30, 2003 (the last business day of the Company's second fiscal quarter) was $110,525, computed at the closing price on that date.

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


                                TABLE OF CONTENTS

Item Number and Caption                                              PAGE
-----------------------                                              ----

   Forward-Looking Statements . . . . . . . . . . . . . . . . . . .     3

PART I

1.  Description of Business . . . . . . . . . . . . . . . . . . . .     4

2.  Description of Property . . . . . . . . . . . . . . . . . . . .     7

3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .     8

4.  Submission of Matters to a Vote of Security Holders . . . . . .    .8

PART II

5.  Market for Common Equity and Related Stockholder Matters. . . .     8

6.  Plan of Operation . . . . . . . . . . . . . . . . . . . . . . .    12

7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . .    12

8.  Changes in and Disagreements With
    Accountants on Accounting and Financial Disclosure. . . . . . .    13

8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .    14

PART III

9.  Directors, Executive Officers, Promoters and Control
    Persons; Compliance with Section 16(a) of the Exchange Act. . .    14

10.  Executive Compensation . . . . . . . . . . . . . . . . . . . .    15

11.  Security Ownership of Certain Beneficial Owners and Management    17

12.  Certain Relationships and Related Transactions . . . . . . . .    17

13.  Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . . .    18

14.  Principal Accountant Fees and Services . . . . . . . . . . . .    21

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

On July 16, 2002 (the "Closing Date") we completed and closed a June 20, 2002 Preferred Stock Purchase Agreement (the "Agreement") with 7 persons who purchased an aggregate of 10,000 shares of our Series A Preferred Stock at a purchase price of $20 per share or $200,000 on an aggregate basis. The
Agreement was part of a corporate reorganization which was undertaken in recognition of our inability to adequately fund our business and develop our proposed products. On June 27, 2003, the holders of our Series A Preferred Stock converted their shares into an aggregate of 1,200,000 shares of our common stock.

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

$150,000 of the proceeds from the sale of the Series A Preferred Stock was used to pay off our creditors, which in most instances, agreed to accept negotiated settlements of our obligations to them. All of our creditors with the exception of Jenadosa Holdings Ltd. ("Jenadosa") and Intrinsix Corp. ("Intrinsix") received payment and executed releases. Jenadosa was the holder of a $200,000, 10.5% promissory note of ours dated August 16, 2000 in the principal amount of $200,000. On June 27, 2003 Jenadosa converted the principal and $60,116 in accrued interest then due on the note into 200,880 shares of our restricted common stock. Intrinsix claimed to be owed approximately $72,000 by Fullcomm, Inc., our former wholly owned operating subsidiary, and agreed, along with Messrs. Elliott and Lee, to have the obligation remain an obligation of Fullcomm, Inc. following the sale of Fullcomm, Inc.

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

Pursuant to the reorganization, our board of directors and a majority of our shareholders also approved the sale of Fullcomm, Inc., our wholly owned operating subsidiary and the owner of all of our business assets to Brendan Elliot and Wayne Lee, in exchange for a non-exclusive, ten year, worldwide license (the "License") to use certain of the technology owned by Fullcomm, Inc., and the delivery by Messrs. Elliot and Lee of all of their shares of our common stock, constituting 2,950,000 shares, for cancellation. The terms of the License and share exchange are set forth in a License Agreement executed as of October 8, 2002 between us and Fullcomm, Inc. and a Stock Exchange Agreement executed as of October 8, 2002 among us, Fullcomm, Inc., Brendan Elliot and Wayne Lee. The technology which is the subject of the license agreement between us and Fullcomm, Inc. relates to source codes for key pieces of encryption/security hardware. The annual license fee payable by us to Fullcomm, Inc. is $1. The License Agreement requires us to pay a 5% royalty on all net revenues realized by us that are directly attributable to the License. In the event we fail to pay $100,000 in royalties during any 12 month period ending on the anniversary date of the License Agreement, the license may be terminated by Fullcomm, Inc., at its option. We have never paid any royalties to Fullcomm,

Inc. under the License Agreement and as a result, Fullcomm, Inc. has the option to terminate the License Agreement. The license may also be terminated by Fullcomm, Inc. following an acquisition, merger, reorganization, or other corporate restructuring that results in a change in our voting control, excluding shares of our common stock issuable upon conversions of our Series A Preferred Stock. No assurance can be given that we will realize any revenues or other benefits from the License Agreement. Through the date hereof no revenues have been realized by us from the License.

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

         ITEM 2.  DESCRIPTION OF PROPERTY

EXECUTIVE  OFFICES

Our executive offices are currently located at 1640 Terrace Way, Walnut Creek, California 94596. We occupy approximately 240 square feet of space, on a rent-free basis, provided to us by our president, David Rector.

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

                                     PART II

        ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET  INFORMATION

Our common stock was initially listed on the National Association of Securities Dealers, Inc. Over-the-Counter Electronic Bulletin Board under the trading symbol of "CONT". Our common stock became listed on October 8, 1998, but prior to March 1, 2000, there was no established bid price for our common stock and our stock did not trade. Our common stock was subsequently traded under the trading symbol of "FLTI" to reflect the name change from Contessa Corporation to Fullcomm Technologies, Inc. From March 1, 2000, the date of initial trading, through June 25, 2000 there were no high and low bid prices for our common stock for any quarters. Our common stock currently trades under the symbol "AGMN" to reflect our October 8, 2002 name change from Fullcomm Technologies, Inc. to Amalgamated Technologies Inc. The following table sets forth, for the fiscal quarters or periods indicated, the high and low closing bid prices per share of our common stock. The information for the period October 9, 2002 through December 31, 2002 and all subsequent periods reflect our October 8, 2002 46:1 reverse stock split. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


PERIOD INDICATED OR QUARTER ENDED    HIGH BID  LOW BID
-----------------------------------  --------  -------
March 31, 2002. . . . . . . . . . .  $ .02     $ .02
June 30, 2002 . . . . . . . . . . .  $ .02     $.015
September 30, 2002. . . . . . . . .  $ .02     $.009
October 1, 2002 - October 8, 2002 .  $.009     $.009
October 9, 2002 - December 31, 2002  $ .05     $ .02
March 31, 2003. . . . . . . . . . .  $ .11     $ .05
June 30, 2003 . . . . . . . . . . .  $ .08     $ .07
September 30, 2003. . . . . . . . .  $1.01     $ .07
December 31, 2003 . . . . . . . . .  $1.50     $ .51
March 31, 2004. . . . . . . . . . .  $3.75     $ .60

HOLDERS

As of March 31, 2004 the approximate number of holders of record of our common stock was 61.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On June 27, 2003, the seven holders of an aggregate of 10,000 shares of our Series A Preferred Stock, which represented all of our issued and outstanding Series A Preferred Stock, elected to convert their shares of Series A Preferred into an aggregate of 1,200,000 shares of our restricted common stock (post October 8, 2002 46:1 reverse stock split) These common stock issuances were made in reliance on Section 3(a) (9) of the Securities Act of 1933, as amended in that they involved an exchange of securities by us.

On June 27, 2003, Jenadosa Holdings Ltd., the holder of an August 16, 2000 promissory note of ours in the principal amount of $200,000 elected to convert the principal and $60,116 in accrued interest then due on the note into 200,880 shares of our restricted common stock (post October 8, 2002 46:1 reverse stock split). This common stock issuance was made in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended, in that it involved an exchange of Securities by us.

On December 18, 2002 we issued 2,230,350 shares of our restricted common stock (post October 8, 2002 46:1 reverse stock split) to David Rector in further consideration for his serving as our sole officer and director. Each share was valued at $.001 or $2,230 on an aggregate basis.

On or about October 31, 2002, we issued 30,000 shares of our restricted common stock (post October 8, 2002 46:1 reverse stock split) to Richard Case, our former chief executive officer, in settlement of a compensation dispute. Each share was valued at $.02 or $600 on an aggregate basis.

On July 22, 2002 we issued 10,000,000 shares of our restricted common stock (pre October 8, 2002 46:1 reverse stock split) to David Rector in consideration for his serving as out sole officer and director, as set forth in an employment agreement between David Rector and us dated as of July 22, 2002. Each share was valued at $.001 or $10,000 on an aggregate basis.

On July 22, 2002 we issued 1,150,000 shares of our restricted common stock (pre October 8, 2002 46:1 reverse stock split) to Kaplan Gottbetter & Levenson, LLP, in consideration of certain legal services rendered. Each share was valued at $.001 or $1,150 on an aggregate basis.

On July 16, 2002 we issued an aggregate of 10,000 shares of our Series A Preferred stock to seven persons at a purchase price of $20 per share or $200,000 on an aggregate basis.

Except as otherwise indicated, all of the foregoing issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.


EQUITY  COMPENSATION  PLAN  INFORMATION

                               NUMBER OF           WEIGHTED-           NUMBER OF SECURITIES
                            SECURITIES TO BE        AVERAGE          REMAINING AVAILABLE FOR
                              ISSUED UPON      EXERCISE PRICE OF      FUTURE ISSUANCE UNDER
                              EXERCISE OF         OUTSTANDING          EQUITY COMPENSATION
                              OUTSTANDING           OPTIONS,       PLANS (EXCLUDING SECURITIES
                           OPTIONS, WARRANTS      WARRANTS AND       REFLECTED IN COLUMN (A))
                               AND RIGHTS            RIGHTS
-------------------------  ------------------  ------------------  ----------------------------
                                  (A)                 (B)                      (C)
-------------------------  ------------------  ------------------  ----------------------------
Equity compensation plans          0                  N/A                       805,339
approved by security. . .
holders . . . . . . . . .
-------------------------  ------------------  ------------------  ----------------------------
Equity compensation plans          0                  N/A                       N/A
not approved by security.
holders . . . . . . . . .
-------------------------  ------------------  ------------------  ----------------------------
 Total. . . . . . . . . .          0                  N/A                       805,339
-------------------------  ------------------  ------------------  ----------------------------

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

The stock subject to options or restricted stock awards granted under the Plan consists of shares of our common stock, par value $.0001 per share (pre October 8, 2002 46:1 reverse stock split), whether authorized but unissued or held in treasury. Stock options granted under the plan may be incentive stock options or non-statutory stock options. Incentive stock options may only be granted to employees. The maximum number of shares of common stock which may presently be issued pursuant to options or restricted stock awards granted under the Plan shall not exceed in the aggregate, eight hundred twenty five thousand, three hundred thirty nine (805,339) shares (pre October 8, 2002 46:1 reverse stock split), subject to adjustment in accordance with the provisions of Sections 3 and 15 of the Plan. The Plan originally provided for the issuance of up to one million shares under the Plan. Following the October 8, 2002 46:1 reverse stock split, the number was reduced to twenty one thousand seven hundred thirty nine shares. However, the Plan provides that the number of shares issuable under the Plan be adjusted at December 31 of each year, if applicable, to increase the number of shares issuable under the Plan to an amount equal to 20% of our outstanding common shares on December 31. On December 31, 2003 we had 4,026,695 common shares (post October 8, 2002 46:1 reverse stock split) issued and outstanding. 20% of 4,026,695 is 805,339. In the event that our outstanding common stock is subsequently changed by reason of combination of shares, reverse split, stock dividend or the like, an appropriate adjustment will be made by the

Plan administrator in the aggregate number of shares available under the Plan, and in the number of shares and option price per share subject to outstanding options. In the event any option granted under the Plan expires or terminate for any reason without having been exercised in full or shall cease for any reason to be exercisable in whole or in part, the un-purchased shares subject thereto shall again be available for options under the Plan.

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

                           ITEM 6.  PLAN OF OPERATION

PLAN  OF  OPERATION

We were a development stage company that through our wholly-owned subsidiary Fullcomm, Inc., was previously engaged in the research and development of proprietary hardware and software encryption components for digital data transfer, specializing in digital media and data security on the Internet. Our activities since the inception of this line of business were devoted to research and development, prototype development, creating a marketing program acquiring equipment, hiring management personnel and raising capital. We had no operating revenues from this line of business and financed all of our operations from loans and sales of our common stock. As of October 8, 2002, we entered into a Stock Exchange Agreement that resulted in the sale of Fullcomm, Inc. to Brendan Elliot and Wayne Lee and effectively terminated our engagement in this line of business.

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

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

Thomas Monahan, CPA was our independent certifying independent auditor for the fiscal years ended December 31, 2001, and 2000. On August 1, 2002, we terminated his appointment and subsequently engaged Rogoff & Company, P.C. ("Rogoff"), 275 Madison Avenue, New York, NY 10017, as our independent auditor for the fiscal year ending December 31, 2002. The termination of Thomas Monahan, CPA and appointment of Rogoff was approved by our board of directors.

On March 8, 2004 our board of directors was notified by Rogoff that Rogoff will not stand for reappointment due to Rogoff's discontinuation of its Securities & Exchange Commission audit practice. Rogoff served as the independent auditor at the Company from August 1, 2002 through March 9, 2004. On March 9, 2004, our board of directors voted to replace Rogoff with Most & Company, LLP 275 Madison Avenue, New York, NY 10017.

The reports of Rogoff on our financial statements for the past two fiscal years for which Rogoff provided such reports, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle except that such reports were modified with respect to our ability to continue as a going concern.

In connection with the audits of the last two fiscal years ended December 31st and during the subsequent interim period preceding his dismissal, there were no disagreements between us and Rogoff on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to his satisfaction, would have caused Rogoff to make reference to the subject matter of the disagreement in connection with his reports.

In connection with the audits of the last two fiscal years ended December 31st and during the subsequent interim period preceding his resignation, Rogoff did not advise us that:

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

                        ITEM 8A.  CONTROLS AND PROCEDURES

Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, our principal executive and financial officer concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.


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

The following table sets forth certain information, as of March 31, 2004, with respect to our directors and executive officers.

                      NAME       AGE     POSITION
                      ----       ---     --------
                  David  Rector   55     President,  Secretary,  Treasurer,
                                         Chief Financial and Accounting  Officer
                                         and  Director

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

To the best of our knowledge, no Section 16(a) filings were required to be made with respect to the year ended December 31, 2003.

                        ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2003 to all persons that served as our chief executive officer or acted in a similar capacity at any time during the fiscal year ended December 31, 2003. No executive officers or other employees received compensation from us for the fiscal year ended December 31, 2002 in excess of $100,000.

                                              Annual Compensation                        Long-Term Compensation
                              Fiscal Year   ------------------------     -----------------------------------------------------
          Name                  Ended                                    Options/       Restricted       LTIP
 and Principal Position      December 31,   Salary    Bonus    Other       SAR's       Stock Awards     Payouts      All Other
 ----------------------     -------------  --------   -------  -------   -----------   ------------    ---------     ---------
David Rector
President and CEO . . . .       2003             0          0        0           0                 0           0             0
                                2002             0          0  $12,231(1)        0                 0           0             0
                                2001             0          0        0           0                 0           0             0

(1) During the fiscal year ended December 31, 2002 we issued an aggregate of 12,230,351 shares of our restricted common stock to Mr. Rector valued at $.001 per share or $12,231 on an aggregate basis. 10,000,000 of those shares were subject to our October 8, 2002 46:1 reverse stock split which reduced them to 271,392 shares.

STOCK OPTION PLANS; STOCK OPTION/STOCK APPRECIATION RIGHT GRANTS; AGGREGATE STOCK OPTION/STOCK APPRECIATION RIGHT EXERCISES AND FISCAL YEAR END STOCK OPTION/STOCK APPRECIATION RIGHT VALUES; REPORT ON REPRICING OF STOCK OPTIONS/STOCK APPRECIATION RIGHTS.

On June 20, 2000 our shareholders adopted our 2000 Stock Plan (the "Plan"). The Plan presently provides for the issuance of up to an aggregate of 805,339 stock options (pre October 8, 2002 46:1 reverse stock split), restricted stock awards or stock awards to employees, non-employees, directors and consultants. The number of shares issuable under the Plan is subject to increase in the event the number of shares issuable under the Plan represents less than 20% of our outstanding shares, on December 31 of any given year. The Plan is administered by our Board of Directors. The administrator of the Plan has the discretion to determine the optionees and grantees, the types of options or awards to be granted, the vesting provisions, the terms of the grants and other related provisions. The Plan provides for the issuance of both incentive and non-incentive stock options. To date, 200,000 options have been issued under the Plan, none of which were issued to the named executive. These options were subsequently cancelled. Since inception, we have not granted and issued any stock awards.

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

CODE  OF  ETHICS

We have a code of ethics (the "Code") that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller. The Code is designed to ensure that the Company's business is conducted in a legal and ethical manner. The Code covers all areas of professional conduct including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations and accounting complaints. A copy of the Code is attached to this Form 10KSB as an exhibit

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information with respect to the beneficial ownership of our common stock known by us as of March 31, 2004, by (a) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (b) each of our directors, (c) each of our executive officers, and
(d) all of our named directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on March 31, 2004 and all shares of our common stock issuable to the holder in the event of exercise of outstanding options or warrants owned by that person which are exercisable within 60 days of March 31, 2004. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

                             NAME AND ADDRESS        AMOUNT AND NATURE OF   PERCENTAGE
TITLE OF CLASS              OF BENEFICIAL OWNER      BENEFICIAL OWNERSHIP  OWNERSHIP(1)
----------------------  ---------------------------  --------------------  ------------
Common Stock, par. . .  David Rector                     2,447,743 shares        60.79%
value $.0001 per share  1640 Terrace Way
 . . . . . . . . . . .  Walnut Creek, CA 94596

Common Stock, par. . .  Parenteau Corporation              401,792 shares         9.98%
value $.0001 per share  4446 St. Lauren Blvd.
 . . . . . . . . . . .  Suite 801
 . . . . . . . . . . .  Montreal, PQ Canada
 . . . . . . . . . . .  H2W 1Z5

Common Stock, par. . .  All officers and directors       2,447,743 shares        60.79%
value $.0001 per share  as a group (1 person)

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 22, 2002 and December 18, 2002 we issued 217,391 and 2,230,351 shares of our common stock (post October 8, 2002 46:1 reverse stock split), respectively, to David Rector in consideration for his serving as our sole officer and director.

Effective October 8, 2002 we entered into a Stock Exchange Agreement and a License Agreement with Brendan Elliott and Wayne Lee pursuant to which we sold Fullcomm Inc., our then wholly owned operating subsidiary, to Messrs. Elliot and Lee in exchange for a license to use certain of the technology owned by Fullcomm Inc. and the delivery by Messrs. Elliott and Lee of 2,950,000 shares of our common stock (pre October 8, 2002 46:1 reverse stock split)for cancellation. See "Item I. Description of Business - Business Development".

Effective July 17, 2002 we entered into a two year executive employment agreement with David Rector which provided for the issuance of an aggregate of 12,230,351 shares of our restricted common stock (pre October 8, 2002 46:1 reverse stock split) to Mr. Rector.

                   ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)     THE  FOLLOWING  DOCUMENTS  ARE  FILED  AS  PART  OF  THIS  REPORT.

1.     Financial  Statements                                              Page
       ---------------------                                              ----
       Independent Auditors' Report - 2003                                 24
       Independent Auditors' Report - 2002                                 25
       Balance Sheet as at December 31, 2003                               26
       Statement of Operations - years ended December 31, 2003 and 2002    27
       Statement of Shareholders' Defecit - years ended December 31,
       2003 and 2002.                                                      28
       Statement of Cash Flows - years ended December 31, 2003 and 2002    29
       Notes to Financial Statements  .                                    31

2.     Exhibits
       (a)     The  following  exhibits  are  included  as  part of this report:

               SEC REPORT
   EXHIBIT     REFERENCE
     NO.         NUMBER                         DESCRIPTION
-------------  ----------  ----------------------------------------------------------------------------
         2.1          2.1  Acquisition Agreement and Plan of Reorganization dated as of
                           September 26, 1997 by and between Contessa Corporation and
                           Gastronnomia Bocca Di Rosa, Inc.(1)

         2.2            2  Amended and Restated Agreement and Plan of Merger dated as of January 28, 2000 by and among Contessa Corporation,
                           Fullcomm Acquisition Corporation, Fullcomm, Inc., the
                           shareholders of Fullcomm, Inc. and the principal shareholders of Contessa Corporation.(2)

         3.1          3.1  Certificate of Incorporation of Registrant as filed on March 7,
                           1996.(1)

               SEC REPORT
   EXHIBIT     REFERENCE
     NO.         NUMBER                         DESCRIPTION
-------------  ----------  ----------------------------------------------------------------------------
         3.2          3.1  Certificate of Incorporation of Registrant as amended on March 26, 1996.(1)

         3.3          3.1  Certificate of Incorporation of Registrant as amended on
                           September 17, 1997.(1)

         3.4          3.1  Certificate of Incorporation of Registrant as amended on June
                           20, 2001. (5)

         3.5          3.2  By-Laws of Registrant (1)

         3.6          3.1  Certificate of Amendment to Certificate of Incorporation as
                           filed with  Delaware  Secretary  of  State  on  October  8,
                           2002. (8)

         9.1            9  Shareholders Agreement dated as of February 24, 2000 by and among Anthony Markofsky, Brendan G. Elliot, Richard T.
                           Case, Wayne Lee, Parenteau Corporation, Contessa
                           Corporation and the principal stockholders of Fullcomm,
                           Inc.(2)

        10.1         10.2  Tashenberg Advisory Agreement among Fullcomm Inc.,
                           Contessa Corporation and Brad Tashenberg, made as of February 17, 2000(2)

        10.2         10.3  Creekmore Advisory Agreement among Fullcomm, Inc.,
                           Contessa Corporation and Gregory Creekmore, made as of February 17, 2000(2)

        10.3         10.4  Letter of Intent dated January 28, 2000 between Fullcomm,
                           Inc. and Creative Web Solutions, Inc.(2)

        10.4         10.5  Consulting Agreement dated January 14, 2000 between Grace
                           Securities, Inc. and Fullcomm, Inc.(2)

        10.5         10.1  Memorandum of Understanding dated January 14, 2000
                           between R.K. Grace and Company and Fullcomm, Inc.(2)

        10.6         10.6  Form of Indemnification Agreement entered into between
                           Contessa Corporation and each of its officers and directors(3)

        10.7         10.7  Employment Agreement between Fullcomm, Inc. and Richard
                           T. Case dated as of January 28, 2000(3)

               SEC REPORT
   EXHIBIT     REFERENCE
     NO.         NUMBER                         DESCRIPTION
-------------  ----------  ----------------------------------------------------------------------------
        10.8         10.8  Employment Agreement between Fullcomm, Inc. and Brendon
                           G. Elliot dated as of February 28, 2000(3)

        10.9         10.9  Employment Agreement between Fullcomm, Inc. and Howard
                           M. Weinstein dated as of April 28, 2000(3)

       10.10         10.1  Stock Purchase Agreement dated as of April 9, 1999 between
                           Contessa Corporation and Pietro Bortolatti(4)

       10.11         10.2  Letter Amendment dated April 23, 1999 to Stock Purchase
                           Agreement(4)

       10.12         10.1  Fullcomm Technologies, Inc. 2000 Stock Plan(5)

       10.13         10.1  Promissory Note dated August 4, 2000 by and between
                           Fullcomm Technologies, Inc. and Viking Investment Group II,
                           Inc.(6)

       10.14         10.2  Promissory Note dated August 16, 2000 by and between
                           Fullcomm Technologies, Inc. and Jenadosa Holdings(6)

       10.15        10.15  Employment Agreement dated July 17, 2002 between
                           Registrant and David Rector(7)

       10.16         10.1  Stock Exchange Agreement dated as of October 8, 2002 by and among Registrant, Fullcomm,  Inc.,  Brendan  Elliot  and
                           Wayne  Lee(8)

       10.17         10.2  License  Agreement dated as of October 8, 2002 between
                           Registrant and  Fullcomm,  Inc.(8)

        14.1               Code of Ethics

          21               List of Subsidiaries of the Registrant

   31.1/31.2               Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Principal
                           Executive and Financial Officer(6)

   32.1/32.2               Rule 1350 Certification of Chief Executive and Financial
                           Officer(6)

(1) Incorporated by reference to Registrant's Form 10-SB, as filed with the Securities and Exchange Commission on October 30, 1998, and as amended on February 8, 2002.

(2) Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on April 20, 2000.
(3) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission on May 12, 2000.
(4) Incorporated by reference to Registrant's Form 8-K dated February 23, 2000 as filed with the Securities and Exchange Commission on March 14, 2000.
(5) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended June 30, 2000 as filed with the Securities and Exchange Commission on August 7, 2000.
(6) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 13, 2000.
(7) Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.
(8) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on November 19, 2002.


(B)     REPORTS  ON  FORM  8-K.

     None.

                ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Most & Company, LLP, our independent auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved Most & Company, LLP to perform any non-audit services.

Audit  Fees.
-----------

Our prior independent auditors billed us for aggregate fees in the amount of Approximately $15,800 and $10,000 for the fiscal years ended December 31, 2003 and 2002, respectively, including audit fees of $10,000 and $10,000, respectively. These amounts were billed for professional services that our prior independent auditors provided for the audit of our annual financial statements, review of the financial statements included in our reports on Form 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related  Fees.
-------------------

Our prior independent auditors did not bill us fees during the fiscal years ended December 31, 2003 and 2002, respectively, for audit related fees.

Tax  Fees.
---------

Our prior independent auditors billed us for aggregate fees in the approximate amount of $1,800 during the fiscal year ended December 31, 2003 and did not bill us during the fiscal year ended December 31, 2002, for tax compliance, tax advice, and tax preparation.

All  Other  Fees.
----------------

Our prior independent auditors did not bill us for aggregate fees for the fiscal years ended December 31, 2003 and 2002 for other fees.

Audit  Committee's  Pre-Approval  Practice.
------------------------------------------

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our independent auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

                     Percentage of total fees paid to prior independent auditors
                                       Fiscal  Year  2003     Fiscal  Year  2002
                                       ------------------     ------------------
     Audit fees                              85%                     100%
     --------------------------------  ------------------     ------------------
     Audit-related fees                       0%                       0%
     --------------------------------  ------------------     ------------------
     Tax fees                                15%                       0%
     --------------------------------  ------------------     ------------------
     All other fees                           0%                       0%
     --------------------------------  ------------------     ------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMALGAMATED  TECHNOLOGIES,  INC.

Dated:  April  13,  2004               By  /s/  David  Rector
                                           --------------------
                                           David  Rector,
                                           President and Chief Executive Officer



Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of April, 2004.

SIGNATURE                                TITLE
---------                                -----

/s/  David  Rector                 President,  Treasurer,
--------------------               Chief  Executive,  Financial
David  Rector                      and  Accounting  Officer,
                                   Director

                          INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors  and
  Stockholders  of  Amalgamated  Technologies,  Inc.

      We  have  audited  the  accompanying  balance  sheet  of  Amalgamated
Technologies, Inc. as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amalgamated Technologies, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had suffered recurring losses from their former operations, has negative working capital and has a net capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/  Most  &  Company,  LLP
                                      ---------------------------
                                      Most  &  Company,  LLP

New  York,  New  York
March  12,  2004

                          Independent Auditors' Report


To the Board of Directors and Stockholders of Amalgamated Technologies, Inc.


We have audited the accompanying balance sheet of Amalgamated Technologies, Inc. (A Development Stage Company) as of December 31, 2002 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amalgamated Technologies, Inc. as of December 31, 2002 and the results of its operations and cash flows for the year ending December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                      /s/ ROGOFF  &  COMPANY,  P.C.
                                      ----------------------------
                                      ROGOFF  &  COMPANY,  P.C.

Rogoff  &  Company,  P.C.
New  York,  New  York
May  6,  2003

                         Amalgamated Technologies, Inc.

                                  Balance Sheet
                                December 31, 2003


                                     Assets
                                     ------
Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $       490
                                                         ============

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities
  Accounts payable and accrued liabilities. . . . . . .  $    49,012
  Advance from shareholders . . . . . . . . . . . . . .        3,875
                                                         ------------

    Total current liabilities . . . . . . . . . . . . .       52,887
                                                         ------------

Stockholders' deficit
  Preferred stock, $.001 par value, 10,000,000
    shares authorized; None issued and outstanding
  Common stock, $.0001 par value; 200,000,000 shares
    authorized; 4,026,695 shares issued and outstanding          403
  Additional paid-in capital. . . . . . . . . . . . . .    2,634,149
  Accumulated deficit . . . . . . . . . . . . . . . . .   (2,686,949)
                                                         ------------

    Total stockholders' deficit . . . . . . . . . . . .      (52,397)
                                                         ------------

    Total liabilities and stockholders' deficit . . . .  $       490
                                                         ============


                       See notes to financial statements.

                         Amalgamated Technologies, Inc.

                            Statements of Operations


                                             Years Ended December 31,
                                                2003         2002
                                             -----------  -----------
Operating expenses
  General and administrative. . . . . . . .  $  (55,550)  $  (83,981)
  Deferred compensation . . . . . . . . . .                  (72,923)
  Stock issued for services . . . . . . . .                  (12,830)
  Research and development. . . . . . . . .                  (28,794)
  Depreciation expense. . . . . . . . . . .                   (2,021)
                                             -----------  -----------

    Total operating expenses. . . . . . . .     (55,550)    (200,549)
                                             -----------  -----------

Other (expenses) income
  Forgiveness of debt . . . . . . . . . . .                  372,162
  Gain on sale of subsidiary. . . . . . . .                   49,216
  Interest and dividend income. . . . . . .          20           70
  Interest expense. . . . . . . . . . . . .     (10,241)     (21,000)
                                             -----------  -----------

    Total other (expenses) income . . . . .     (10,221)     400,448
                                             -----------  -----------

Net (loss) income . . . . . . . . . . . . .  $  (65,771)  $  199,899
                                             ===========  ===========


Basic net (loss) income  per share. . . . .  $    (0.02)  $     0.55
                                             ===========  ===========

Basic weighted average shares outstanding .   3,347,364      363,818
                                             ===========  ===========

Diluted net income  per share . . . . . . .               $     0.18
                                                          ===========

Diluted weighted average shares outstanding                1,132,360
                                                          ===========


                       See notes to financial statements.


                                                Amalgamated Technologies, Inc.
                                              Statement of Stockholders' Deficit

                           Preferred Stock          Common Stock        Additional
                          ------------------   ----------------------     Paid-in      Acumulated      Deferred
                          Shares    Amount      Shares       Amount       Capital       Deficit      Compensation      Total
                          ------  ----------  -----------  -----------  ------------  ------------  --------------  -----------
 Balance - January 1,
  2002                                           186,591   $       19   $ 2,161,709    $(2,821,077)  $   (72,923)    $(732,272)
Amortization of deferred
  Compensation                                                                                            72,923        72,923
Issuance of common
  stock for services                           2,477,811          247        12,583                                     12,830
Issuance of common
  stock for payment of
  liabilities                                     25,000            3         1,147                                      1,150
Issuance of
  preferred
  stock for cash          10,000  $      10                                 199,990                                    200,000
Common stock received
  on sale of subsidiary                          (63,587)          (6)       (1,266)                                    (1,272)
Net income                                                                                 199,899                     199,899
                          ------  ----------  -----------  -----------  ------------  ------------  --------------  -----------

Balance - December 31,
  2002                    10,000         10    2,625,815          263     2,374,163     (2,621,178)                   (246,742)
Conversion of note and
  interest payable into
  common stock                                   200,880           20      260,096                                     260,116
Conversion
  of preferred
  stock into
  common stock           (10,000)       (10)   1,200,000          120         (110)
Net loss                                                                                   (65,771)                    (65,771)
                          ------  ----------  -----------  -----------  ------------  ------------  --------------  -----------

Balance - December 31,
  2003                     NONE      NONE      4,026,695   $      403   $ 2,634,149    $(2,686,949)     NONE         $ (52,397)
                          ======  ==========  ===========  ===========  ============  ============  ==============  ===========

                        See notes to financial statements

                                    Amalgamated Technologies, Inc.

                                       Statements of Cash Flows


                                                               Years Ended December 31,
                                                            2003                       2002
                                                 --------------------------  ------------------------
Cash flows from operating activities
  Net (loss) income . . . . . . . . . . . . . .  $                 (65,771)  $               199,899
  Adjustments to reconcile net loss (income)
    to net cash used in operating activities
      Common stock for interest . . . . . . . .                     10,241
      Depreciation. . . . . . . . . . . . . . .                                                2,021
      Deferred compensation . . . . . . . . . .                                               72,923
      Stock based compensation. . . . . . . . .                                               12,830
      Forgiveness of debt . . . . . . . . . . .                                             (372,162)
      Gain on sale of subsidiary. . . . . . . .                                              (49,216)
      Accrued interest expense. . . . . . . . .                                               21,000
      Accounts payable and accrued liabilities.                     27,995                   (63,968)
                                                 --------------------------  ------------------------

    Net cash used in operating activities . . .                    (27,535)                 (176,673)
                                                 --------------------------  ------------------------

Cash flows from financing activities
  Proceeds from advance  from shareholder . . .                      3,875
  Proceeds from the sale of preferred stock . .                                              200,000
                                                 --------------------------  ------------------------

    Net cash provided by financing activities .                      3,875                   200,000
                                                 --------------------------  ------------------------

(Decrease) increase  in cash. . . . . . . . . .                    (23,660)                   23,327

Cash - beginning of year. . . . . . . . . . . .                     24,150                       823
                                                 --------------------------  ------------------------
Cash - end of year. . . . . . . . . . . . . . .                        490                    24,150
                                                 ==========================  ========================

Supplemental noncash disclosures
  Conversion of note payable into common stock.  $                 260,116
                                                 ==========================
  Stock issued for accounts payable . . . . . .                              $                 1,150
                                                                             ========================
  Common stock received on sale of subsidiary .                              $                 1,272
                                                                             ========================

                       See notes to financial statements.

                         AMALGAMATED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.     OPERATIONS

     Amalgamated Technologies, Inc. (Company) was formed under the laws of Delaware on March 7, 1996 under the name Contessa Corporation. On June 20, 2000, the Company changed its name to Fullcomm Technologies, Inc. and, on October 8, 2002, the name of the Company was changed to Amalgamated Technologies, Inc.

     Fullcomm, Inc. (Fullcomm), the former wholly-owned subsidiary of the Company (See Note 9), was incorporated on May 13, 1999 and was the successor entity to Fullcomm, L.L.C., a New Jersey limited liability company, which was formed on January 15, 1999. This merger was accounted for at historical cost, in a manner similar to a pooling of interest, with the recording of net assets acquired at their historical book value.

     Fullcomm was organized to commercially exploit technology developed in connection with the secure transmission of digital media and other data on the Internet. Due to a lack of funding and the absence of operating revenue, Fullcomm was unable to complete development of any of its products. As a result, the Company sold it's wholly owned subsidiary, owner of all the business assets (See Note 9), and, as of the date of sale, the Company was no longer a development stage company.


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Basis  of  Presentation

     The financial statements include the accounts of the Company and, through October 8, 2002, the accounts of its former wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

     (Loss)  Income  Per  Share

     Basic  (loss)  income  per  common  share  was computed by dividing the net
(loss) income for the year by the basic weighted average number of shares of common stock outstanding during the year. Diluted net loss per share was computed by dividing net loss for the year by the diluted weighted average number of shares of common stock outstanding during the year. For the year ended December 31, 2002, diluted weighted average number of shares of common stock assumes the conversion of preferred stock and the exercise of stock options and warrants into common stock (Note 7). For the year ended December 31, 2003, diluted net loss per share was not presented as it was anti-dilutive.

     Research  and  Development  Expenses

     Research and development expenses were charged to operations when incurred.

     Use  of  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock  Based  Compensation

     Compensation costs for stock and stock options issued to employees and non-employees are based on the fair value method.

     Income  Taxes

     Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax assets will not be realized.

     Financial  Instruments

     The carrying amounts of financial instruments, cash and accounts payable and accrued liabilities approximate their fair values because of their relatively short maturity.


3.     GOING  CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2003, the Company had negative working capital of $52,397 and stockholders' deficit of $52,397 and had previously incurred net losses. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing and/or achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management is seeking additional investment capital to support its entrance into new business ventures and provide the capital needed to operate.

4.     STOCKHOLDERS' EQUITY

     Recapitalization

     On October 8, 2002, the Company's authorized capitalization was increased from 20,000,000 shares of common stock and 5,000,000 shares of preferred stock to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock.

     Preferred  Stock

     On July 16, 2002, the Company designated 10,000 shares as Series A preferred stock, with a stated value of $20, per share. The Series A are nonvoting, have no dividend rights and each share is convertible into 120 shares of common stock.

     On July 16, 2002, the Company issued an aggregate of 10,000 shares of Series A Convertible Preferred Stock to seven individuals, at $20, per share, for an aggregate of $200,000, in cash.

     On June 27, 2003, all the Series A preferred stock was converted into 1,200,000 shares of common stock and cancelled without designation.

     Common  Stock

     On July 22, 2002, the Company issued 242,391 shares of common stock as follows: 217,391 to the sole officer and director for his services and 25,000 to the Company's attorneys in consideration for legal services rendered. Each share was valued at $.046 or $11,150 on an aggregate basis.

     Effective October 8, 2002, the Company declared a 46 for 1 reverse stock split. There were 19,733,189 shares of the Company's common stock issued and outstanding, prior to the reverse stock split. As a result of the reverse stock split, there were 428,982 shares of common stock issued and outstanding, as of that date. All share and per share amounts have been restated to reflect the reverse stock split.

     In October 2002, the Company issued 30,000 shares of common stock to a former officer in connection with his termination. Each share was valued at $.02 or $600 on an aggregate basis.

     In December 2002, the Company issued 2,230,420 shares of common stock to the sole officer and director for his services. Each share was valued at $.001 or $2,230 on an aggregate basis.

     Both the 217,391 and 2,230,351 shares were issued under an employment agreement expiring in July 2004.

     On June 27, 2003, the Company's $200,000 promissory note payable, plus accrued interest thereon of $60,116, was converted into 200,880 shares of common stock.

     Stock  Options  and  Warrants

     Stock option activity for the year ended December 31, 2002, is summarized as follows:

     Options  outstanding  at  the
     beginning  of  the  year                    375,000
     Granted                                      None
     Exercised                                    None
     Cancelled/expired  (a)                     (375,000)
                                                ---------

     Options  outstanding  at  the
     end  of  the  year                           None
                                                =========

     Options  exercisable  at  the
     end  of  the  year                           None
                                                =========


 (a)  Canceled  upon  termination  of  employment

     As of December 31, 2003, the Company had warrants outstanding to purchase an aggregate of 2,172 shares of common stock, exercisable at $126.50, per share, through July 20, 2007.

5.     STOCK  OPTION  PLAN

     The 2000 Stock Plan ("Plan") provides for the granting of statutory stock options, non-statutory stock options, restrictive stock awards and stock awards to employees, directors and certain consultants of the Company. The Plan is administered by the Board of Directors. The maximum number of shares available shall be increased, but not decreased, to an amount of shares equal to 20% of outstanding shares of common stock of the Company. Shares underlying awards which are forfeited, cancelled, reacquired or otherwise terminated shall be added back to the shares available under the Plan.

     Incentive stock options may only be granted to employees of the Company and none may be granted after June 20, 2010. Incentive stock option becoming exercisable by a participant in any one year having a fair market value greater than $100,000 shall be treated as non-statutory stock option. The option price for shares issued as incentive stock options shall not be less than the fair market value of the Company's common stock at the date of grant, unless the option is granted to an individual who, at the date of the grant, owns more than 10% of the total combined voting power of all classes of the Company's stock. Then the options price shall be at least 110% of the fair market value at the date the option is granted. Non-statutory options shall not be less than 85% of the fair market value of the Company's common stock. Incentive stock options must be granted prior to ten years from the date the Plan was initially adopted by the Board of Directors.

     As of December 31, 2003, the Plan had 805,339 shares available for grant and no options or awards were outstanding.

6.     INCOME  TAXES

     At December 31, 2003 the Company has net operating loss carryforwards of approximately $66,000 available to reduce future Federal taxable income through 2023, subject to possible limitations pursuant to Internal Revenue Code.

     At December 31, 2003, a deferred tax asset arising from net operating loss carryforwards of approximately $23,000 has been offset by an allowance of $23,000.

     For the years ended December 30, 2003 and 2002, the following is a reconciliation of expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

                                                       2003      2002
                                                    ---------  --------
     Expected  Federal  income  tax  (benefit)      ($22,000)  $67,000
     State  income  tax  (benefit)                  (  3,000)   10,000
     Forgiveness  of  debt                                     (86,000)
     Change  in  valuation  allowance                 25,000     9,000
                                                    ---------  --------
                                                      NONE       NONE
                                                    =========  ========

7.     DILUTED  EARNINGS  PER  SHARE

     For the year ended December 32, 2002, the computation of diluted earnings per share from operations was as follows:

Numerator:
  Net  income                                            $199,899
                                                        =========

Denominator:
  Basic  weighted-average  shares  outstanding            363,818

  Dilutive  potential  shares                             768,542
                                                        ---------

  Diluted  weighted-average  shares  outstanding        1,132,360
                                                        =========


Diluted  net  income  per  share                            $0.18
                                                        =========


8.     FORGIVENESS  OF  DEBT

     A portion of the proceeds from the sale of preferred stock was used to repay the Company's creditors who were owed an aggregate of $522,162. The creditors, in most instances, agreed to accept negotiated settlements for less than the obligations due to them. For the year ended December 31, 2002 forgiveness of debt amounted to $372,162.


9.     SALE  OF  WHOLLY  OWNED  SUBSIDIARY

     On October 8, 2002, the Company sold all of the shares of Fullcomm, its wholly owned operating subsidiary and owner of all the Company's business assets to two former officers of the Company, in exchange for a non-exclusive, ten year, worldwide license for certain technology owned by Fullcomm and 63,587 shares of the Company's common stock owned by the former officers. The shares received by the Company were valued at $1,272 and the license was not valued, as it had no ascertainable value based on estimated future cash flows generated. The sale resulted in a gain of $49,216, for the year ended December 31, 2002.


10.     RECENT  ACCOUNTING  PRONOUNCEMENTS

     On July 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of this Statement did not have a material impact on the Company's financial statements. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement did not have a material impact on the Company's financial statements.

     The  Company  adopted  SFAS  No. 146, "Accounting for Costs Associated with
Exit or Disposal Activities," for exit or disposal activities that were initiated after December 31, 2002. This Statement requires these costs to be recognized pursuant to specific guidance on when the liability is incurred and not at project initiation. This Statement did not have a material impact on the Company's financial statements.

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends the transition alternatives for companies choosing to adopt the fair value method of accounting for the compensation cost of options issued to employees and requires additional disclosure on all stock-based compensation plans. The Company has adopted the disclosure provisions.

     In  November  2002,  the  FASB  issued  FASB  Interpretation  (FIN) No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation were adopted by the

Company for guarantees issued or modified after December 31, 2002. Adoption of FIN No. 45 did not have a material impact on the Company's financial statements.

     In January 2003, the FASB is issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The adoption of FIN No. 46 on July 1, 2003 did not have a material impact on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Company will adopt both SFAS No. 149 and SFAS No. 150, effective on January 1, 2004, and does not expect these statements to materially impact the Company's financial statements.