Form 10QSB
period 2004-03-31
AMALGAMATED TECHNOLOGIES INC
filed 2004-05-24
CIK 1072816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      For the quarter ended March 31, 2004

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 0-25007

                         AMALGAMATED TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                        65-0656268
         -----------------------------------------------------------
           (State or other jurisdiction           (I.R.S. Employer
         of incorporation or organization)       Identification No.)


         153 EAST 53RD STREET, 48TH FLOOR, NEW YORK, NY      10022
         -----------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

                                 (212) 521-5180
                                 --------------
              (Registrant's telephone number, including area code)

                    1640 Terrace Way, Walnut Creek, CA 94596

      (Former Name, Former Address, and Former Fiscal year if Changed Since
                                  Last Report)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90
days. Yes |X|   No | |

As of May 21, 2004, there were 9,526,666 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one)  Yes  No  X

                         AMALGAMATED TECHNOLOGIES, INC.
                 MARCH 31, 2004 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE

Special Note Regarding Forward-Looking Statements ........................... 1

PART I.    FINANCIAL INFORMATION ............................................ 2

Item 1.    Financial Statements.............................................. 2

           Balance Sheet as of March 31, 2004 (unaudited).................... 2

           Statement of Operations (unaudited) for the
           Three Months Ended March 31, 2004 and 2003........................ 3

           Statement of Cash Flows (unaudited) for the
           Three Months Ended March 31, 2004 and 2003........................ 4

           Notes to Financial Statements..................................... 5

Item 2.    Management's Plan of Operation.................................... 5

Item 3.    Controls and Procedures........................................... 6

PART II.   OTHER INFORMATION................................................. 6

Item 6.    Exhibits and Reports on Form 8-K ................................. 6

SIGNATURES .................................................................. 8

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AMALGAMATED TECHNOLOGIES, INC.

                                  BALANCE SHEET

                                   (UNAUDITED)

                                 MARCH 31, 2004



                                                            ASSETS

CURRENT ASSETS
   CASH                                                   $     8,069
                                                          ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                  $    55,456
   ADVANCES FROM STOCKHOLDERS                                  19,082
                                                          -----------

TOTAL CURRENT LIABILITIES                                      74,538
                                                          -----------

STOCKHOLDERS' DEFICIT
   PREFERRED STOCK, 10,000,000 SHARES AUTHORIZED,
     $0.001 PAR VALUE, NO SHARES
     ISSUED AND OUTSTANDING                                        --
   COMMON STOCK, 200,000,000 SHARES AUTHORIZED,
     $0.0001 PAR VALUE, 4,026,695 ISSUED AND
     OUTSTANDING                                                  403
   ADDITIONAL PAID-IN CAPITAL                               2,634,149
   ACCUMULATED DEFICIT                                     (2,701,021)
                                                          -----------

TOTAL STOCKHOLDERS' DEFICIT                                   (66,469)
                                                          -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                                 $     8,069
                                                          ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         AMALGAMATED TECHNOLOGIES, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                          FOR THE THREE MONTHS
                                          ENDED MARCH  31,

                                              2004            2003
                                          -----------     -----------

OPERATING EXPENSES
  GENERAL AND ADMINISTRATIVE              $   (14,074)    $    (5,664)
  INTEREST -- NET                                   2          (5,234)
                                          -----------     -----------
NET LOSS                                     (14,072)         (9,898)
                                          -----------     -----------

BASIC NET LOSS PER SHARE                  $     *         $     *
                                          ===========     ===========

BASIC WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING                4,026,695       2,625,815
                                          ===========     ===========


         * LESS THAN $0.01 PER SHARE

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         AMALGAMATED TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                         FOR THE THREE MONTHS
                                                         ENDED MARCH  31,

                                                           2004          2003
                                                         --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                                 $(14,072)     $ (9,898)
ADJUSTMENTS TO RECONCILE NET LOSS
    TO NET CASH USED IN OPERATING ACTIVITIES
    ACCRUED INTEREST EXPENSE                                   --         5,250
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE
    AND ACCRUED EXPENSES                                    6,444       (17,017)
                                                         --------      --------

NET CASH USED IN OPERATING ACTIVITIES                      (7,628)      (21,665)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
ADVANCES FROM STOCKHOLDERS                                 15,207            --
                                                         --------      --------

NET INCREASE (DECREASE) IN CASH                             7,579       (21,665)
CASH AT BEGINNING OF PERIOD                                   490        24,150
                                                         --------      --------
CASH AT END OF PERIOD                                    $  8,069      $  2,485
                                                         ========      ========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         AMALGAMATED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Nature of Business

         Amalgamated Technologies, Inc. (Company) was formed under the laws of Delaware on March 7, 1996. The Company is inactive and presently searching for business opportunities.

2.   Basis  of  Presentation

         The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the financial statements of Amalgamated. Inc. together with the Company's Plan of Operations in the Company's Form 10-KSB for the year ended December 31, 2003. Interim results are not necessarily indicative of the results for a full year.

3.   New Accounting Pronouncements

         Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

4.   Subsequent Events

         On April 16, 2004, the Company designated 100,000 shares of Series B Convertible Preferred Shares (the "Series B Preferred Stock"), par value $0.001 per share. The holders of Series B Preferred Stock are entitled to receive dividends as if they converted the Series B Preferred Stock into shares of common stock, par value $0.0001 per share (the "Common Stock") and are entitled to a liquidation preference of $10 per share of Series B Preferred Stock. The holders of Series B Preferred Stock may, in their discretion, elect to treat a consolidation, merger, sale of assets or issuance, all as defined in the Company's Certificate of Designations, as a liquidation. The holders of Series B Preferred Stock may convert their Series B Preferred Stock into shares of Common Stock at any time at the purchase price of the Series B Preferred Stock, as adjusted, plus all accumulated and unpaid dividends.

         On April 19, 2004, the Company sold 100,000 shares of Series B Preferred stock at a purchase price of $1.00 per share, for an aggregate purchase price of $100,000 for aggregate gross proceeds of $100,000.

         On April 29, 2004, the Company closed a private placement under which the Company sold 5,500,000 shares of its Common Stock at a purchase price of $1.00 per share, for aggregate gross proceeds of $5,500,000.

ITEM  2.     MANAGEMENT'S PLAN OF OPERATION

         In this section, "Plan of Operation," references to "we," "us," "our," "ours" and the "Company" refer to Amalgamated Technologies, Inc.

         We are going through a corporate reorganization. In April 2004, we secured new corporate participation, as a means of enhancing stockholder value, and we have new management. Our new executive and financial management are currently exploring various business opportunities that may be available to us.

         On April 19, 2004, Trinad Management LLC ("Management") and Trinad Capital LP ("Capital") collectively acquired 88.2% of the Company's Common Stock pursuant to private transactions entered into with former stockholders of the Company. Management also acquired 100,000 shares of the Company's Series B Convertible Preferred Stock from the Company for a purchase price of $100,000.

         Following the transactions set forth above, Mr. David Rector resigned from all his executive officer positions with the Company and, further, agreed to resign as a director of the Company in the near future. Mr. Irwin Gross was appointed the Company's Chief Executive Officer and Chief Financial Officer, Mr. Robert Ellin was appointed as a director and the Company's President, and Mr. Jay Wolf was appointed the Company's Secretary.

         On April 29, 2004, we closed a private placement, pursuant to which the Company sold 5,500,000 shares of its Common Stock at a purchase price of $1.00 per share for aggregate gross proceeds of $5,500,000. Following the closing of the offering, Management and Capital collectively own 37.3% of the Company's issued and outstanding Common Stock. No underwriter was involved in the transaction and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

         Our liquidity subsequent to March 31, 2004 improved as a result of proceeds from issuances of stock. Also, during the three months ended March 31, 2004, funds were provided by our former stockholders, who advanced additional monies to us. These advances were repaid in full subsequent to March 31, 2004, with the proceeds from the issuances of stock to our new stockholders.

         While we currently have no revenues, we have minimal operating costs and expenses at the present time due to our limited activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next 12 months.

         At the present time, we have no commitments for capital expenditures and we do not anticipate any until we establish a business or acquire an operating business. We do not own any plant or significant equipment. We do not presently engage in any product research and development and have no plans to do so in the foreseeable future. We have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

         As part of our corporate reorganization we have decided to look at other ventures of merit for corporate participation as a means of enhancing stockholder value. This may involve additional sales of equity or debt securities in merger or acquisition transactions. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next 12 months although we may do so in connection with possible acquisition transactions.

ITEM 3.      CONTROLS  AND  PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

         (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are being filed with this Report:

Exhibit
Number       Description
-------      -----------
3.1          Certificate of Incorporation of Company as filed on March 7,
             1996.(1)

3.2          Certificate of Incorporation of Company as amended on March 26,
             1996.(1)

3.3          Certificate of Incorporation of Company as amended on September 17,
             1997.(1)

3.4          Certificate of Incorporation of Company as amended on June 20,
             2001. (2)

3.5          By-Laws of Company (1)

3.6 Certificate of Amendment to Certificate of Incorporation as filed with Delaware Secretary of State on October 8, 2002. (3)

10.1 Form of Indemnification Agreement entered into between Contessa Corporation and each of its officers and directors. (4)

10.2 Employment Agreement dated July 17, 2002 between Company and David Rector. (5)

14.1         Code of Ethics of the Company (6)

21.1         Subsidiaries of the Company (6)

31.1* Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

31.2* Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.1* Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

* Filed herewith

(1) Incorporated by reference to Company's Form 10-SB, as filed with the Securities and Exchange Commission on October 30, 1998, and as amended on February 8, 2002.

(2) Incorporated by reference to Company's Form 10-QSB for the quarter ended June 30, 2000 as filed with the Securities and Exchange Commission on August 7, 2000.

(3) Incorporated by reference to Company's Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on November 19, 2002.

(4) Incorporated by reference to Company's Form 10-QSB for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission on May 12, 2000.

(5) Incorporated by reference to Company's Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

(6) Incorporated by reference to Company's Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 14, 2004.

(b)      Reports on Form 8-K

         During the three months ended March 31, 2004, the Company filed one Report on Form 8-K. On March 9, 2004, the Company filed a Report on Form 8-K regarding a change in its certifying public accountants.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMALGAMATED TECHNOLOGIES, INC.

Dated: As of May 21, 2004                        By: /s/ IRWIN GROSS
                                                     ---------------
                                                 Irwin Gross
                                                 Chief Executive Officer and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)



Dated: As of May 21, 2004                        By: /s/ ROBERT ELLIN
                                                     ----------------
                                                 Robert Ellin
                                                 President
                                                 (Principal Executive Officer)