Form 10QSB
period 2004-06-30
AMALGAMATED TECHNOLOGIES INC
filed 2004-08-20
CIK 1072816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2004

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
            for the transaction period from ___________ to _________

                         Commission file number 0-25007

                         AMALGAMATED TECHNOLOGIES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                        65-0656268
       -------------------------              ---------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation of organization)          Identification No.)

                 153 EAST 53RD ST., 48TH FL., NEW YORK, NY 10022
                ------------------------------------- ----------
               (Address of principal executive offices) (Zip Code)

                                 (212) 521-5180
                    -----------------------------------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
         (Former Name, Former Address, and Former Fiscal year if Changed
                               Since Last Report)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

As of August 12, 2004, there were 9,526,675 shares of the Registrant's common stock, par value $.0001 per share issued and outstanding.

Transitional Small Business Disclosure Form (check one)   Yes | |  No |X|

                         AMALGAMATED TECHNOLOGIES, INC.
                  JUNE 30, 2004 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            PAGE

Special Note Regarding Forward Looking Statements                             3

PART I            FINANCIAL INFORMATION

Item 1.     Financial Statements                                              4
Item 2.     Management's Plan of Operation                                   10
Item 3.     Controls and Procedures                                          10

PART II            OTHER INFORMATION

Item 2.     Changes in Securities and Small Business Issuer Purchases
            of Equity Securities                                             11
Item 6.     Exhibits and Reports on Form 8-K                                 11

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the six months ended June 30, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS                                            Page
                                                                            ----


     Balance Sheet as of June 30, 2004 (Unaudited)                            5

     Statements of Operations for the
          three and six months ended June 30, 2004 and 2003 (Unaudited)       6

     Statements of Cash Flows for the
          six months ended June 30, 2004 and 2003 (Unaudited)                 7

     Notes to Financial Statements                                            8

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                         AMALGAMATED TECHNOLOGIES, INC.
                                  BALANCE SHEET


                                                                                                  JUNE 30,
                                                                                                    2004
                                                                                              --------------
                                                                                                (UNAUDITED)
                                            ASSETS

CURRENT ASSETS:

   Cash                                                                                       $   5,390,748
                                                                                              ==============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                                                      $       7,834

   Advances from stockholders                                                                        14,900
                                                                                              --------------

     Total Current Liabilities                                                                       22,734
                                                                                              --------------
STOCKHOLDERS' EQUITY:
   Preferred Stock, Series B, $.001 par value, 10,000,000 shares authorized;
     100,000 shares issued and outstanding (liquidation value:  $10 per share)                      100,000
   Common Stock, $.0001 par value, 200,000,000 shares authorized;
     9,526,675 shares issued and outstanding                                                            953

   Additional paid in capital                                                                     8,062,465
   Accumulated deficit                                                                           (2,795,404)
                                                                                              --------------

        Total Stockholders' Equity                                                                5,368,014
                                                                                              --------------

        Total Liabilities and Stockholders' Equity                                            $   5,390,748
                                                                                              ==============

The accompanying notes are an integral part of these financial statements.

                         AMALGAMATED TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JUNE 30,                      JUNE 30,
                                                                ----------------------------------------------------------
                                                                    2004            2003           2004           2003
                                                                ------------    ------------   ------------   ------------
REVENUE                                                         $         -     $         -    $         -   $         -

OPERATING EXPENSES:

   General and administrative                                        94,411          27,006        108,485        31,670
                                                                ------------    ------------   ------------   ------------

OPERATING LOSS                                                      (94,411)        (27,006)      (108,485)      (31,670)
                                                                ------------    ------------   ------------   ------------

OTHER INCOME (EXPENSE):

   Interest expense, net                                                 28          (4,989)            30       (10,223)
                                                                ------------    ------------   ------------   ------------

TOTAL OTHER INCOME (EXPENSE)                                             28          (4,989)            30       (10,223)
                                                                ------------    ------------   ------------   ------------

NET LOSS                                                        $   (94,383)    $   (31,995)   $  (108,455)  $   (41,893)
                                                                ============    ============   ============  =============

BASIC NET LOSS PER COMMON SHARE                                 $     (0.01)    $     (0.01)   $     (0.02)  $     (0.02)
                                                                ============    ============   ============  =============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                         7,834,387       2,688,076      5,930,541     2,656,774
                                                                ============    ============   ============  =============


The accompanying notes are an integral part of these financial statements.

                         AMALGAMATED TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,
                                   (Unaudited)

                                                                                          2004             2003
                                                                                    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $  (108,455)        $   (41,893)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Common stock for interest                                                              -              10,241
   Changes in assets and liabilities:
       Accounts payable and accrued expenses                                            (41,178)              9,989
                                                                                    ---------------    ---------------
                      Net cash used in operating activities                            (149,633)            (21,663)
                                                                                    ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net increase in advances from stockholders                                            11,025                   -
   Proceeds from issuance of preferred stock                                            100,000                   -
   Proceeds from issuance of common stock, net of expenses                            5,428,866                   -
                                                                                    ---------------    ---------------
                      Net cash provided by financing activities                       5,539,891                   -
                                                                                    ---------------    ---------------
NET CHANGE IN CASH                                                                    5,390,258             (21,663)
CASH, beginning of period                                                                   490              24,150
                                                                                    ---------------    ---------------

CASH, end of period                                                                 $ 5,390,748               2,487
                                                                                    ===============    ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Conversion of note payable into common stock                                   $         -         $   249,875
                                                                                    ===============    ===============


The accompanying notes are an integral part of these financial statements.

                         AMALGAMATED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Nature of Business

     Amalgamated Technologies, Inc. (the "Company") was formed under the laws of Delaware on March 7, 1996. The Company presently has no business operations and it is currently exploring strategic business opportunities.

2.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB as of December 31, 2003 filed with the SEC on April 13, 2004.

3.   Stockholders' Equity

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

     On April 19, 2004, the Company sold 100,000 shares of Series B Preferred stock at a purchase price of $1.00 per share, for an aggregate purchase price of $100,000.

     On April 29, 2004, the Company closed a private placement under which the Company sold 5,500,000 shares of its Common Stock at a purchase price of $1.00 per share, for proceeds of $5,428,866, net of expenses of $71,134.

4.   Related Party Transactions

     During the three months ended June 30, 2004, management fee expense of $23,500 was paid to a stockholder of the Company.

     During the three months ended June 30, 2004, the Company paid $9,000 in rent to a stockholder, when it relocated its operations to office space it shares with such stockholder.

5.   New Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

6.   Subsequent Events

     On July 14, 2004, the Company entered into a noncancellable sublease for office space. The term of the sublease commenced on August 16, 2004 (the "Commencement Date") and shall expire on February 27, 2007.

     The sublease requires a minimum annual rent payment of $89,784 during the first year (payable in equal monthly installments), increasing to $92,478 on the first anniversary of the Commencement Date and to $95,252 on the second anniversary of the Commencement Date. The Company is entitled to a credit against the rent due and payable for the second month of the Term and a credit of fifty percent of the rent payable for the third month of the Term. The sublease also requires the Company to pay a pro rata share of the direct expenses (as defined), commencing on the first anniversary of the Commencement Date.

ITEM 2.     MANAGEMENT'S PLAN OF OPERATION

In this section, "Plan of Operation," references to "we," "us," "our," "ours," and the "Company" refer to Amalgamated Technologies, Inc.

We are going through a corporate reorganization. As part of such reorganization, we have secured new corporate participation effective April 19 and April 24, 2004, as a means of enhancing shareholder value. This improved our liquidity as a result of proceeds from issuances of stock. While we currently have no revenues, we have minimal operating costs and expenses at the present time due to our limited operating activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months.

We have new management effective in April 2004. Our new executive and financial executives are currently exploring various business opportunities that may be available to us.

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

ITEM 3.  CONTROLS AND PROCEDURES

   (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, has concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including any consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

   (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Securities. In the three months ended June 30, 2004 the Company consummated the following equity transaction, which was exempt from the registration requirements under Section 4(2) and Regulation D of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder:

On April 29 2004, the Company realized proceeds (net of expenses) of $5,428,866 related to the private placement sale of 5,500,000 shares of common stock.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

The following exhibits are being filed with this Report:

Exhibit
Number     Description
-------    -----------

3.1        Certificate of Incorporation of Company as filed on March 7, 1996.(1)

3.2        Certificate of Incorporation of Company as amended on March 26,
           1996. (1)

3.3        Certificate of Incorporation of Company as amended on September 17,
           1997. (1)

3.4        Certificate of Incorporation of Company as amended on June 20,
           2001. (2)

3.5        By-Laws of Company  (1)

3.6 Certificate of Amendment to Certificate of Incorporation as filed with Delaware Secretary of State on October 8, 2002. (3)

10.1 Form of Indemnification Agreement entered into between Contessa Corporation and each of its officers and directors. (4)

14.1        Code of Ethics of the Company  (5)

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

     (b) Reports on Form 8-K.

On April 19, 2004, the Company filed a Report with the Securities and Exchange Commission on Form 8-K regarding a change in control of the Company.

On April 29, 2004, the Company filed a Report with the Securities and Exchange Commission on Form 8-K regarding the completion of a private placement of 5,500,000 shares of the Company's common stock, which resulted in proceeds (net of expenses) of $5,428,866 to the Company.


ITEMS 1, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         AMALGAMATED TECHNOLOGIES, INC.


Dated:  August 20, 2004                        By:  /s/ Irwin Gross
        ---------------                        ---------------------------------
                                               Irwin Gross
                                               Chief Executive Officer and
                                               Chief Financial Officer
                                               (Principal Executive Officer and
                                               Principal Financial Officer)