Form 10QSB
period 2004-09-30
AMALGAMATED TECHNOLOGIES INC
filed 2004-11-16
CIK 1072816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2004

                                      -OR-

              |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
            for the transaction period from ___________ to _________

                         Commission file number 0-25007

                         AMALGAMATED TECHNOLOGIES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    65-0656268
   -------------------------------         ---------------------------------
   (State or other jurisdiction of         (I.R.S. Employer incorporation or
           organization)                           Identification No.)

                 153 EAST 53RD ST., 48TH FL., NEW YORK, NY 10022
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 521-5180
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 12, 2004, there were 9,526,675 shares of the Registrant's common stock, par value $.0001 per share issued and outstanding.

Transitional Small Business Disclosure Form (check one) Yes |_| No |X|

                         AMALGAMATED TECHNOLOGIES, INC.
               SEPTEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-QSB
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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the nine months ended September 30, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS                                            Page
                                                                            ----

   Balance Sheet as of September 30, 2004 (Unaudited)                         5

   Statements of Operations for the
        three and nine months ended September 30, 2004 and 2003 (Unaudited)   6

   Statements of Cash Flows for the
        nine months ended September 30, 2004 and 2003 (Unaudited)             7

   Notes to Financial Statements                                              8

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMALGAMATED TECHNOLOGIES, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
 Cash                                                                                 $ 5,150,970
                                                                                      -----------

OTHER ASSETS:

 Security deposits                                                                         22,446
                                                                                      -----------

  Total Assets                                                                        $ 5,173,416
                                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                                $     7,181
 Advances from stockholders                                                                12,418
                                                                                      -----------

  Total Current Liabilities                                                                19,599
                                                                                      -----------

STOCKHOLDERS' EQUITY:
 Preferred Stock, $.0001 par value, 10,000,000 shares authorized;
  Series B, 100,000  shares issued and outstanding  (liquidation value: $1,000,000)       100,000
 Common Stock, $.0001 par value, 200,000,000 shares authorized,
   9,526,675 issued and outstanding                                                           953
 Additional paid-in capital                                                             8,102,465
 Accumulated deficit                                                                   (3,049,601)
                                                                                      -----------
  Total Stockholders' Equity                                                            5,153,817
                                                                                      -----------

  Total Liabilities and Stockholders' Equity                                          $ 5,173,416
                                                                                      ===========

The accompanying notes are an integral part of these financial statements.

                         AMALGAMATED TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPT 30,
                                               -----------------------------       -----------------------------
                                                  2004              2003              2004              2003
                                               -----------       -----------       -----------       -----------
REVENUE                                        $        --       $        --       $        --       $        --

OPERATING EXPENSES:
 General and administrative                        256,547            12,719           365,032            44,389
                                               -----------       -----------       -----------       -----------

OPERATING LOSS                                    (256,547)          (12,719)         (365,032)          (44,389)
                                               -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE):
 Interest income (expense), net                      2,350                --             2,380           (10,222)
                                               -----------       -----------       -----------       -----------

TOTAL OTHER INCOME (EXPENSE)                         2,350                --             2,380           (10,222)
                                               -----------       -----------       -----------       -----------

NET LOSS                                       $  (254,197)      $   (12,719)      $  (362,652)      $   (54,611)
                                               ===========       ===========       ===========       ===========

BASIC NET LOSS PER COMMON SHARE                $     (0.03)              $ *       $     (0.05)      $     (0.02)
                                               ===========       ===========       ===========       ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING        9,526,695         4,026,695         7,138,009         3,118,432
                                               ===========       ===========       ===========       ===========

* - less than $0.01 per share.
The accompanying notes are an integral part of these financial statements.

                         AMALGAMATED TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                  2004              2003
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     $  (362,652)      $   (54,611)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Conversion of interest into common stock                             --            10,241
  Warrants issued for services                                     40,000                --
  Changes in assets and liabilities:
   Security deposits                                              (22,446)
   Accounts payable and accrued expenses                          (41,831)           18,708
                                                              -----------       -----------

     Net cash used in operating activities                       (386,929)          (25,662)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds of advances from stockholders                         8,543             2,000
 Proceeds from issuance of preferred stock                        100,000                --
 Proceeds from issuance of common stock, net of expenses        5,428,866                --
                                                              -----------       -----------

     Net cash provided by financing activities                  5,537,409             2,000
                                                              -----------       -----------

NET CHANGE IN CASH                                              5,150,480           (23,662)
CASH, beginning of period                                             490            24,150
                                                              -----------       -----------

CASH, end of period                                           $ 5,150,970       $       488
                                                              ===========       ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of note payable into common stock                  $        --       $   260,116
                                                              ===========       ===========

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

2.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB as of December 31, 2003 filed with the SEC on April 13, 2004.

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

      On September 28, 2004, the Company issued warrants, to consultants to purchase 400,000 shares of common stock at an exercise price of $1 per share. The services were valued at $40,000.

4.    Related Party Transactions

      During the nine months ended September 30, 2004, management fee expense of $23,500 was paid to a stockholder of the Company. No management fees were paid during the three months ended September 30, 2004.

      On September 29, 2004, the Company signed a Management Agreement, as amended, with Trinad Management, LLC ("Trinad") pursuant to which Trinad agreed to provide the Company with management services (the "Management Services"), including without limitation, (i) the completion of and filing of all the necessary forms and applications with governmental or regulatory authorities; (ii) the identification, negotiation, structuring and closing of a merger transaction with a suitable target company; (iii) investor relations services; (iv) maintenance of books, accounts and records required by governmental or regulatory authorities; and (v) the provision of Trinad employees and personnel necessary to effectuate the foregoing Management Services. As consideration for such Management Services the Company shall pay Trinad a monthly management fee of $30,000. Trinad and its affiliates collectively own approximately 37.5% of the Company's issued and outstanding Common Stock.

      During the nine months ended September 30, 2004, the Company paid $9,000 in rent to a stockholder until it relocated its operations.

5.    New Accounting Pronouncements

      Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

6.    Commitment

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

      In connection with the sublease, the Company terminated another lease and was required to pay $20,000.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

The following exhibits are being filed with this Report:

Exhibit
Number            Description
-------           --------------

  3.1             Certificate of  Incorporation  of Company as filed on March 7,
                  1996. (1)

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

            None

                                   SIGNATURES

In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMALGAMATED TECHNOLOGIES, INC.

Dated:  NOVEMBER 15, 2004                    By: /s/ Irwin Gross
                                             ---------------------------------
                                             Irwin Gross
                                             Chief Executive Officer and
                                             Chief Financial Officer
                                             (Principal Executive Officer and
                                             Principal Financial Officer)