Form 10KSB
period 2004-12-31
AMALGAMATED TECHNOLOGIES INC
filed 2005-04-15
CIK 1072816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                         Commission file number 0-25007

                         AMALGAMATED TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                  65-0656268
 ---------------------------------------    ------------------------------------
       (STATE OR OTHER JURISDICTION OF      I.R.S. EMPLOYER IDENTIFICATION NO.)
 -------------------------------------------------------------------------------
        INCORPORATION OR ORGANIZATION)

                 153 EAST 53RD ST., 48TH FL., NEW YORK, NY 10022
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 521-5800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
           Title of Each Class                     On Which Registered
           -------------------                    ---------------------

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.0001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             ----      ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act). Yes       No   X
                                      ----      ----

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of such common equity of $2.25 per share, as of April 14, 2005 was $14,857,605.

At April 14, 2005, 10,253,363 shares of the Registrant's common stock, par value $0.0001 per share, were outstanding.

Documents Incorporated By Reference: None

                                TABLE OF CONTENTS

PART I

Item 1     Description of Business.............................................1
Item 2     Description of Property.............................................4
Item 3     Legal Proceedings...................................................4
Item 4     Submission of Matters to a Vote of Security Holders.................4

PART II

Item 5     Market for Common Equity and Related Stockholder Matters............5
Item 6     Management's Plan of Operation......................................6
Item 7     Financial Statements................................................7
Item 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................7
Item 8A    Controls and Procedures.............................................7
Item 8B    Other Information...................................................7

PART III

Item 9     Directors and Executive Officers of the Registrant..................8
Item 10    Executive Compensation..............................................9
Item 11    Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.........................10
Item 12    Certain Relationships and Related Transactions.....................11
Item 13    Exhibits and Reports on Form 8-K...................................11
Item 14    Principal Accountant Fees and Services.............................12

Signature Page     ...........................................................13

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

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

We were incorporated in Delaware on March 7, 1996 under the name United Health Management, Inc., to operate as a managed health care provider. On March 26, 1996, our certificate of incorporation was amended to change our name to "United Health Partners, Inc." We were unsuccessful in our efforts within the health care field and this line of business was abandoned by us during 1997.

On September 17, 1997, we changed our name to Contessa Corporation and pursuant to an Acquisition Agreement dated September 26, 1997, we acquired all of the issued and outstanding shares of Gastronnomia Bocca Di Rossa, Inc., or GBDR. a Florida corporation which was formed on June 12, 1997 in exchange for 562,500 shares of our common stock, $0.0001 par value per share. We acquired GBDR so that we could develop and operate a restaurant and as a result of the GBDR acquisition, GBDR became our wholly owned subsidiary. Prior to the GBDR acquisition, GBDR was a wholly owned subsidiary of Giuditta Investments, Inc., an affiliate of Mr. Pietro Bortolatti. Development of GBDR's restaurant operations proceeded behind schedule and we incurred greater costs than we had anticipated. As a result we abandoned our restaurant development effort. Thereafter, on April 19, 1999 we entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") under which Mr. Bortolatti received back the shares of GBDR formerly held by Giuditta Investments, Inc., and in exchange therefore, Mr. Bortolatti returned the 562,500 shares of our common stock that he had received in the GBDR acquisition. This transaction was consummated on February 23, 2000, and as a result, GBDR is no longer our subsidiary.

On January 28, 2000, we entered into an Amended Agreement and Plan of Merger with Fullcomm Acquisition Corporation, a Delaware corporation; Fullcomm Inc., a New Jersey corporation, or Fullcomm NJ, the shareholders of Fullcomm NJ; and our principal shareholders. The Amended Merger Agreement replaced an agreement dated November 4, 1999 between the parties which was terminated. When we completed further diligence, negotiations were restarted leading to the execution of the Merger Agreement. Pursuant to the Amended Merger Agreement, effective March 1, 2000, Fullcomm NJ was merged with and into Fullcomm Acquisition, with Fullcomm Acquisition as the surviving corporation. In connection therewith, Fullcomm Acquisition's certificate of incorporation was amended to change its name to "Fullcomm, Inc." In connection with the merger, 4,601,100 shares of Fullcomm NJ common stock which were issued and outstanding immediately prior to the merger were cancelled, and the same number of shares of our common stock were issued to the former Fullcomm NJ shareholders in a "one-for-one" exchange. In connection with the merger, our shareholders received a stock dividend of 695,994 shares of our common stock. Immediately prior to such dividend there were 2,304,006 shares of our common stock issued and outstanding, thereby resulting in a total of 3,000,000 shares of our common stock being held by those persons that were our shareholders immediately prior to the Acquisition Merger. Taking only these two issuances into account, the former shareholders of Fullcomm NJ held 4,601,100 shares, or 60.5% of our 7,601,100 issued and outstanding shares, and our shareholders held 39.5% of the issued and outstanding shares. For accounting purposes the merger was treated as a recapitalization of our Company with Fullcomm NJ as the acquirer.

The merger was effectuated and became effective on March 1, 2000. Following the merger we began operating Fulcomm's business, which was the development of proprietary encryption technologies. On June 20, 2000, we amended our certificate of incorporation to change our name from "Contessa Corporation" to "Fullcomm Technologies, Inc."

In recognition of our inability to adequately fund and further the development of our proprietary hardware and software encryption components for digital data transfer, including digital media and data security on the Internet we sold Fullcomm, Inc., our wholly owned operating subsidiary and the owner of all of our business assets to Brendan Elliot and Wayne Lee, in exchange for a non-exclusive, ten year, worldwide license to use certain of the technology owned by Fullcomm, Inc., and the delivery by Messrs. Elliot and Lee of all of their shares of our common stock, constituting 2,950,000 shares, for cancellation. The terms of the license and share exchange are set forth in a License Agreement executed as of October 8, 2002 between us and Fullcomm, Inc., and a Stock Exchange Agreement executed as of October 8, 2002 among us, Fullcomm, Inc., Brendan Elliot and Wayne Lee.

BUSINESS OF THE REGISTRANT

We are in the process of implementing a corporate reorganization. As part of such reorganization, we have secured new corporate participation effective April 19 and April 24, 2004, as a means of enhancing shareholder value. This improved our liquidity as a result of proceeds from issuances of stock. While we currently have no revenues, we have minimal operating costs and expenses at the present time due to our limited operating activities.

Since such reorganization was implemented, our plan of operation has been to attempt to merge or effect a business combination with a domestic or foreign private operating entity. Our management believes that there are perceived benefits to being a "reporting company" with a class of publicly traded securities which may be attractive to private entities. Other than activities related to attempting to locate such a candidate, we do not currently anticipate conducting any operations.

We may enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict when, if ever, we will enter into a business combination with any such private company or what will be the industry, operating history, revenues, future prospects or other characteristics of any such company. As of the date hereof, we are not currently engaged in negotiations concerning any such business combination.

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

EMPLOYEES

Presently, we have no full-time or other employees. It is anticipated that our officers will not devote significant time to meet their respective duties and obligations to us.


RISK FACTORS

ALL FORWARD-LOOKING STATEMENTS SHOULD BE READ WITH CAUTION. STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB UNDER THE CAPTIONS "DESCRIPTION OF BUSINESS," "MANAGEMENT'S PLAN OF OPERATIONS," AND ELSEWHERE IN THIS FORM 10-KSB, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY US OR BY OFFICERS, DIRECTORS OR EMPLOYEES ACTING ON OUR BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT, CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THOSE DESCRIBED IN THIS FORM 10-KSB UNDER THE CAPTION "RISK FACTORS," THAT COULD CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM THE HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," OR "INTENDS," TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE IN THIS FORM 10-KSB SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. INVESTORS SHOULD CONSIDER THE FOLLOWING RISK FACTORS AS WELL AS THE RISKS DESCRIBED ELSEWHERE IN THIS FORM 10-KSB.


WE MAY NOT BE SUCCESSFUL IN IDENTIFYING AND EVALUATING SUITABLE BUSINESS OPPORTUNITIES OR IN CONSUMMATING A BUSINESS COMBINATION.

Our management has not identified acquisition candidates at this juncture. There can be no assurance that our management will be successful in finding a suitable merger candidate for us. No particular industry or specific business within an industry has been selected for a target company. Accordingly, we may enter into a merger or other business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics, such as dependency on management that has not proven its abilities or effectiveness. In the event that we complete a merger or other business combination, the success of our operations will be dependent upon the management of the target company and numerous other factors beyond our control. There is no assurance that we will be able to negotiate a merger or business combination on favorable terms, or at all.

WE CURRENTLY DO NOT HAVE ANY FULL-TIME EMPLOYEES AND ARE DEPENDENT ON INDEPENDENT CONTRACTORS AND CONSULTANTS FOR IDENTIFYING AND EVALUATING SUITABLE BUSINESS OPPORTUNITIES.

Presently, we have no full-time or other employees. It is anticipated that our officers will not devote significant time to meet their respective duties and obligations to us. Pursuant to a Management Agreement we have entered into with Trinad Capital, LP, one of our principal stockholders, Trinad is engaged to identify and evaluate suitable business opportunities. If Trinad were to locate a suitable business opportunity we would rely on Trinad to negotiate the terms of such business opportunity.

WE MAY EXPERIENCE CONFLICTS OF INTEREST WITH OUR OFFICERS, DIRECTORS AND CERTAIN PRINCIPAL STOCKHOLDERS, WHICH COULD RESULT IN SUCH OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS ACTING OTHER THAN IN OUR BEST INTEREST.

As noted below, certain of our officers and directors may have conflicts of interest in connection with their duties to us and with allocation of their time between our business and affairs and their other business interests. In addition, from time to time, we may enter into transactions in which our directors, officers or principal stockholders have an interest.

In particular, we have entered into a management contract with Trinad Capital, LP. Robert Ellin, our President, Chief Executive Officer and a member of our Board of Directors is a limited partner in Trinad, a Managing Director of Trinad and a managing member of the limited liability company which is the general partner of Trinad. Jay Wolf, our Secretary and a member of our Board of Directors, is a Managing Director of Trinad and a Manager of the limited liability company which is the general partner of Trinad. Trinad and its affiliates collectively own approximately 35% of our issued and outstanding Common Stock. This Management Contract obligates us to pay a $30,000 monthly management fee to Trinad. In the future, we may enter into an agreement with an entity either controlled by Trinad or for which Trinad provides management or consulting services.

Additionally, we may recruit other persons to join our board or management team who have financial interests in businesses we intend to acquire or enter into transactions with. In transactions of this nature, there will be conflicts between our interests and the interests of the director or officer involved, and that director or officer may be in a position to influence the terms of those transactions.

WE MAY BE SUBJECT TO REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940 IF WE WERE TO ENGAGE IN CERTAIN ACTIVITIES OR BUSINESS COMBINATIONS.

In the event that we engage in a business combination or engage in other activities that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

WE DO NOT ANTICIPATE PAYING DIVIDENDS.

We have never paid cash or other dividends on our common stock. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by the Board of Directors. However, the earliest our Board of Directors would likely consider a dividend is after the acquisition has occurred if the acquired entity generated excess cash flow.

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

After we enter into a business combination transaction we may need to raise additional funds. There is no assurance that we will be able to consummate such a financing on favorable terms or at all. Any such financing will dilute the percentage ownership of existing stockholders.

THE TRADING OF OUR COMMON STOCK IS LIMITED AND SPORADIC.

Our common stock has been traded on the "pink sheets" under the symbol "AGMN". The trading volume of our common stock is limited and sporadic, and with only limited and minimal interest by market makers. There is no assurance that any liquid trading market will emerge. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, announcements concerning potential acquisitions, quarterly variations in our operating results, other business partners and opportunities, as well as the number of shares available for sale in the market.

"PENNY STOCK" RULES MAY RESTRICT THE MARKET FOR OUR COMMON STOCK.

Our common stock is subject to rules promulgated by the SEC relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq SmallCap or National Market Systems, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also hamper our ability to raise funds in the primary market for our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

On August 16, 2004, we entered into a sublease for 3,741 square feet of office space located at 2121 Avenue of the Stars, Los Angeles, California. The lease term is for the period from August 16, 2004 through February 27, 2007. We believe that the office space is adequate for our current operations.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is currently listed on the OTC Bulletin Board under the trading symbol "AGMN." We first listed our common stock on the OTC Bulletin Board in October 1998. The following table sets forth the high and low bid prices of our common stock as reported on the OTC Bulletin Board for each calendar quarter commencing in January 2003 through December 31, 2004. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                  COMMON STOCK
                 ----------------------------------------------------------------------------
                 ----------------------------------------------------------------------------
                            2004                       2003                      2005
                 ----------------------------------------------------------------------------
                    HIGH BID      LOW BID     HIGH BID     LOW BID      HIGH BID      LOW BID
                    ---------    --------    ---------    --------     ---------     --------

First Quarter        $5.00         $0.60        $0.10        $0.05        $6.00         $1.55
Second Quarter       $6.00         $2.00        $0.08        $0.07
Third Quarter        $9.75         $2.74        $1.01        $0.07
Fourth Quarter       $6.50         $3.50        $1.50        $0.51


As of April 14, 2005, the high and low bid prices per share of common stock as reported by the Over the Counter Bulletin Board under the symbol "AGMN" were $2.50 and $2.00 respectively and there were approximately 89 holders of record of the common stock.

We have not paid any cash dividends on our common stock since inception, nor do we intend to do so in the foreseeable future. Under the General Corporation Law of the State of Delaware, we may only pay dividends out of capital and surplus, or out of certain delineated retained earnings, all as defined in the Delaware General Corporation Law. There can be no assurance that we will have such funds legally available for the payment of dividends in the event that we should decide to do so.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2004. Our stockholder approved equity compensation plans consist of the 2000 Stock Plan.

                                                                                    Number of Securities
                                       Number of Securities                        Remaining Available for
                                        To Be Issued Upon    Weighted - Average     Future Issuance Under
                                           Exercise of       Exercise Price of       Equity Compensation
                                           Outstanding          Outstanding            Plans (Excluding
                                        Options, Warrants    Options, Warrants           Securities
                                            and Rights           and Rights        Reflected in Column (A))
                                       --------------------- -------------------  ---------------------------
                                                (A)                 (B)                     (C)
                                       --------------------- -------------------  ---------------------------
Equity compensation plans approved
by security holders                                    -            N/A                    805,339
                                       --------------------- -------------------  ---------------------------

Equity compensation plans not
approved by security holders                           -            N/A                      N/A
                                       --------------------- -------------------  ---------------------------

Total                                                  -            N/A                    805,339
                                       ===================== ===================  ===========================



Our 2000 Stock Plan, hereinafter referred to as the Plan, is intended to advance our interests by inducing persons of outstanding ability and potential to join, remain with, or provide consulting or advisory services to us by encouraging and enabling eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in us, and by providing the participating employees, non-employee directors, consultants and advisors with an additional incentive to promote our success. The Plan is presently administered by our Board of Directors but may subsequently be administered by a committee designated by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

In the last three years we consummated the following equity transactions, each exempt from the registration requirements under Section 4(2) and Regulation D of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder:

MARCH 2005 PRIVATE PLACEMENT

On March 15, 2005, we sold 726,668 shares of common stock to accredited investors at a purchase price of $1.50 per share.

APRIL 2004 PRIVATE PLACEMENT

On April 29, 2004 we sold 5,500,000 shares of common stock to accredited investors at a purchase price of $1.00 per share.

JULY 2002 PRIVATE PLACEMENTS

On July 22, 2002, we issued 10,000,000 shares of restricted common stock to David Rector, an accredited investor, in consideration for his serving as our sole officer and director at the time.

On July 16, 2002 we sold 10,000 shares of our Series A Preferred Stock to accredited investors at a purchase price of $20 per share.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

In this section, "Management's Plan of Operations," references to "we," "us," "our," and "ours" refer to Amalgamated Technologies, Inc.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

We are in the process of effecting a corporate reorganization. As part of such reorganization, we have secured new corporate participation effective April 19 and April 24, 2004, as a means of enhancing shareholder value. This improved our liquidity as a result of proceeds from issuances of stock. While we currently have no revenues, we have minimal operating costs and expenses at the present time due to our limited operating activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months.

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

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," following the signature page of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 8, 2004, our Board of Directors was notified by Rogoff & Company, P.C., certified public accountants, that Rogoff had resigned as our independent auditors as part of Rogoff's discontinuation of its SEC audit practice. Rogoff had served as our independent auditor from August 1, 2002 through March 9, 2004. On March 9, 2004, our Board of Directors, voted to replace Rogoff with Most & Company, LLP.

The reports of Rogoff on our financial statements for the for the time period from August 1, 2002 through March 9, 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit score or accounting principles. In addition, during the same time period, there were no disagreements between us and Rogoff on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure.

 ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls. We have evaluated our internal control over financial reporting as of the end of our fourth fiscal quarter. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

Irwin Gross resigned as our Chief Executive Officer and Chief Financial Officer, effective December 1, 2004. Mr. Gross continues to serve on our Board of Directors. Following the effectiveness of such resignation, the Board of Directors elected Robert Ellin as our Chief Financial Officer.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

On September 27, 2004, our Board of Directors amended our Bylaws to provide that the number of directors that shall constitute the entire Board of Directors shall be four. Previously, our Bylaws provided that the number of directors that constituted the entire Board of Directors was three. Each of our directors is elected for a period of one year and holds office until his successor is elected and qualified. Vacancies may be filled by a majority vote of the directors then remaining in office. Our officers are elected by and serve at the discretion of the Board of Directors. The following table sets forth the year each of our current directors was elected to the Board of Directors and the age, positions and offices currently held by each director. For information about ownership of our voting securities by each director, see "Security Ownership of Certain Beneficial Owners and Management."


NAME                       AGE             YEAR FIRST ELECTED DIRECTOR                       POSITION
Irwin Gross                61                          2004                                  Director
Jay Wolf                   32                          2004                            Secretary, Director
David Goddard              49                          2004                                  Director
                                                       2004                   President, Chief Financial Officer and
Robert Ellin               39                                                                Director



The following is a brief account of the business experience of each of our directors and executive officers during at least the past five years.

IRWIN GROSS has been a member of our Board of Directors since 2004. From April 2004 until December 2004 he was our Chief Executive Officer and Chief Financial Officer. Mr. Gross has over 25 years experience as an investor and senior executive. Mr. Gross is the founder and Chairman of Ocean Castle Partners, LLC, a merchant-banking firm. Ocean Castle's investment activities concentrate on the identification, financing and acquisition of interests in companies or assets whose intrinsic values are not properly reflected in their share price or value. Mr. Gross has founded several successful businesses and led a series of investments and buyout transactions in companies, such as Global Technologies, Inc. (f.k.a. Interactive Flight Technologies), ICC Technologies, Inc., Rare Medium Group Inc. (NASADQ: RRRR), International Mobile Machines, Inc. (now called InterDigital Communications Corporation, NASDAQ: IDCC) and Powerspectrum Technologies, Ltd. Mr. Gross currently serves as Chairman of both The Network Connection Inc., UK, a provider of broadband entertainment and information systems for passenger trains and its parent company TNX Television Holdings, Inc. (OTCBB: TNXT). Mr. Gross has endowed Temple University's Irwin Lee Gross E-Business Institute, which is dedicated to Masters and Undergraduate programs in e-commerce. Mr. Gross received his Bachelor of Science in Accounting from Temple University and his Juris Doctorate from Villanova University.

JAY WOLF has been our Secretary and a member of our Board of Directors since 2004. Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf's investment experience includes: senior and subordinated debt, private equity (including leveraged transactions), mergers & acquisitions and public equity investments. Mr. Wolf is the co-founder of Trinad Capital, L.P., a hedge fund dedicated to investing in micro-cap companies. Prior to founding Trinad, Mr. Wolf served as the Executive Vice President of Corporate Development for Wolf Group Integrated Communications Ltd. where he was responsible for the company's acquisition program. Prior to that he worked at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank in the senior debt department and subsequently for Trillium Growth, the firm's venture capital Fund. Mr. Wolf currently sits on the board of Shells Seafood Restaurants (OTC:SHLLS) and eB2B Commerce, Inc. (OTC:EBTB). Mr. Wolf received a Bachelor of Arts from Dalhousie University.

DAVID GODDARD has been a member of our Board of Directors since 2004. Mr. Goddard has over 25 years of merchant banking and capital markets experience. He is currently a Partner in Macluan Capital Corporation and managing Macluan's Los Angeles office. From 1998 to 2001 Mr. Goddard was a Senior Managing Director and head of the Private Equity Capital Markets Group at Bear Stearns & Co. where he was responsible for raising private equity for the firm's clients on a global basis. While at Bear Stearns he helped to raise over $4 billion of capital for clients. From 1996-1998, Mr. Goddard was a Managing Director and head of the Private Capital Markets Group at BancBoston Robertson Stephens, where in addition to managing the firm's private equity and debt placement business, he managed the firm's private subordinated debt underwriting book and oversaw the group's private equity co-investment portfolio. Previously, he was a Managing Director at Chase Securities, Inc. Mr. Goddard holds a Masters in Business Administration from New York University and a Bachelor of Arts from St. Lawrence University.

ROBERT ELLIN has been our President, Chief Financial Officer and a member of our Board of Directors since 2004. Mr. Ellin is the co-founder of Trinad Capital, L.P., a hedge fund dedicated to investing in micro-cap companies. Prior to founding Trinad, he founded and became President of Atlantis Equities Inc., a private investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public companies as well as select private company investments. Mr. Ellin frequently plays an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and was the Manager of Retail Operations at Lombard Securities. Mr. Ellin currently sits on the board of Shells Seafood Restaurants (OTC:SHLLS), Command Security Corporation (OTC:CMMD.OB), and eB2B Commerce, Inc. (OTC:EBTB). Mr. Ellin received a Bachelor of Arts from Pace University.

Our directors receive no cash remuneration for acting as such. Directors may however be reimbursed their expenses, if any, that are incurred in connection with attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. Due to the fact that we do not have any operating revenue or activities limited to research and development, our Board of Directors has determined that it is not necessary or practical for us to establish a nominating committee, establish an audit committee, recruit a financial expert to serve on the Board of Directors, or adopt an audit committee charter.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors, and persons who beneficially own more than ten percent (10%) of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on a review of copies of any such forms furnished to us and written representations from executive officers and directors, we believe that all Section 16(a) filings applicable to our executive officers, directors, and ten percent (10%) beneficial owners were complied with during the year ended December 31 2004.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us for the fiscal years ended December 31, 2004, 2003, and 2002 of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000.


                                                                                                LONG TERM
                                                        ANNUAL COMPENSATION                    COMPENSATION
                                        --------------------------------------------------------------------------
                                                                                                SECURITIES
                                                                           OTHER ANNUAL         UNDERLYING
NAME AND PRINCIPAL POSITION                YEAR    SALARY    BONUS ($)   COMPENSATION ($)     OPTIONS/SARS(#)
---------------------------                ----    -------   ---------   ----------------     ---------------
                                                      ($)

Robert Ellin, President and                2004       ___       ___            ___                  ___
Chief Financial Officer
                                           2003       ___       ___            ___                  ___
                                           2002       ___       ___            ___                  ___

Irwin Gross, Chief Executive Officer       2004       ___       ___            ___                  ___
and Chief Financial Officer
                                           2003       ___       ___            ___                  ___
                                           2002       ___       ___            ___                  ___



                                                                                                 LONG TERM
                                                        ANNUAL COMPENSATION                     COMPENSATION
                                        --------------------------------------------------------------------------
                                                                                                 SECURITIES
                                                                           OTHER ANNUAL          UNDERLYING
NAME AND PRINCIPAL POSITION                YEAR    SALARY    BONUS ($)   COMPENSATION ($)     OPTIONS/SARS(#)
---------------------------                ----    -------   ---------   ----------------     ---------------
                                                      ($)
David Rector, President and                2004       ___       __             ___                  ___
Chief Executive Officer
                                           2003       ___       ___            ___                  ___
                                           2002       ___       ___         $12,231(1)              ___


(1) During the fiscal year ended December 31, 2002 we issued an aggregate of 12,230,351 shares of our restricted common stock to Mr. Rector. Such restricted common stock was valued at $0.001 per share, or $12,231 on an aggregate basis. 10,000,000 of those shares were subject to the 46 to 1 reverse stock split which occurred on October 8, 2002, which reduced the number of such shares to 271,392.

STOCK OPTION PLANS

Our 2002 Stock Plan is our only option plan. To date, 200,000 options have been issued under the Stock Plan, all of which have been cancelled and none of which were issued to our executive officers or directors. We did not grant any stock options or stock appreciation rights to our executive officers or directors during the year ended December 31, 2004.

EMPLOYMENT AGREEMENTS

We have not entered into employment agreements with any of our executive officers, directors or key employees.

CODE OF ETHICS

Our Code of Ethics is designed to ensure that our business is conducted in a legal and ethical manner. The Code covers all areas of professional conduct including compliance with laws and regulations, conflicts of interest, fair dealing among customers and suppliers, corporate opportunity, confidential information, insider trading, employee relations and accounting complaints. A copy of the Code is attached to this Form 10-KSB as an exhibit.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information with respect to the beneficial ownership of our common stock known by us as of March 31, 2005, by (a) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (b) each of our directors, (c) each of our executive officers, and
(d) all of our named directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on March 31, 2005 and all shares of our common stock issuable to the holder in the event of the exercise of outstanding options or warrants owned by that person which are exercisable within 60 days of March 31, 2005. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

As of March 31, 2005, there were 10,253,363 shares of our common stock and 100,000 shares of our preferred stock outstanding. For the purpose of this table, the common stock and the preferred stock are treated as one class on an "as converted" basis, with the preferred stock converted at the stated conversion price of $1.00 per share.


------------------------------------------------------- -------------------------------------------------- --------------------
               NAME OF BENEFICIAL OWNER                          COMMON STOCK BENEFICIALLY OWNED           PERCENTAGE OF CLASS
------------------------------------------------------- -------------------------------------------------- --------------------
Trinad Capital, LP                                                          1,794,435                            17.33%
------------------------------------------------------- -------------------------------------------------- --------------------
Trinad Management, LLC (1)                                                  1,855,548                            17.92%
------------------------------------------------------- -------------------------------------------------- --------------------
Robert Ellin (2)                                                            3,649,983                            35.25%
------------------------------------------------------- -------------------------------------------------- --------------------
Irwin Gross                                                                     0                                   0
------------------------------------------------------- -------------------------------------------------- --------------------
Jay Wolf                                                                        0                                   0
------------------------------------------------------- -------------------------------------------------- --------------------
David Goddard                                                                   0                                   0
------------------------------------------------------- -------------------------------------------------- --------------------
All Directors and Executive Officers as                                     3,649,983                            35.25%
a Group (4 persons)
------------------------------------------------------- -------------------------------------------------- --------------------


(1) Includes 100,000 shares of Series B Convertible Preferred Stock which are convertible into 100,000 shares of common stock.

(2) Consists of: (i) 1,794,435 shares of common stock held by Trinad Capital, LP, and (ii) 1,855,548 shares of common stock held by Trinad Management LLC. Mr. Ellin is a managing member of Trinad Advisors GP, LLC which is the general partner of Trinad Capital, LP and a managing member of Trinad Management, LLC. Mr. Ellin disclaims beneficial ownership of the shares of common stock held by Trinad Capital, LP and Trinad Management, LLC, except for indirect interests he has by virtue of being a limited partner of Trinad Capital, LP and a member of Trinad Management, LLC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 29, 2004, the Company signed a Management Agreement, as amended, with Trinad Capital, LP pursuant to which Trinad agreed to provide the Company with management services (the "Management Services"), including without limitation the identification, negotiation, structuring and closing of a merger transaction with a suitable target company. As consideration for such Management Services the Company shall pay Trinad a monthly management fee of $30,000. This agreement commenced on April 1, 2004. Trinad and its affiliates collectively own approximately 35% of the Company's issued and outstanding Common Stock.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

EXHIBIT NO.   DESCRIPTION

2.1 Acquisition Agreement and Plan of Reorganization dated as of September 26, 1997 by and between Contessa Corporation and Gastronnomia Bocca Di Rosa, Inc. (1)

3.1       Certificate of Incorporation of Registrant as filed on March 7, 1996
          (1)

3.2       Certificate of Incorporation of Registrant as amended on March 26,
          1996 (1)

3.3       Certificate of Incorporation of Registrant as amended on June 20, 2001
          (2)

3.4 Certificate of Amendment to Certificate of Incorporation as filed with Delaware Secretary of State on October 8, 2002 (3)

3.5       By-Laws of Registrant (4)

3.6       Amendment to the By-Laws of the Registrant (5)

10.1      2000 Stock Plan (2)

10.2      Management Agreement between the Registrant and Trinad Capital, LP (5)

14.1      Code of Ethics (4)

23.1 Consent of Most & Company, LLP (Included in the Financial Statements attached to this Form 10-KSB))

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to this Form 10-KSB)

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to this Form 10-KSB)

32.1      Certification of Chief Executive and Financial Officers Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to this Form 10-KSB)


(1) Incorporated by reference to Registrant's Form 10-SB, as filed with the Securities and Exchange Commission on October 30, 1998, and as amended on February 8, 2002.
(2) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended June 30, 2000 as filed with the Securities and Exchange Commission on August 7, 2000.
(3) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on November 19, 2002.
(4) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 13, 2000.
(5) Incorporated by reference to Registrant's Report on Form 8-K as filed with the Securities and Exchange Commission on October 4, 2004.

(b)  Reports on Form 8-K.

On October 4, 2004, we filed a Report on Form 8-K regarding (i) the execution of the Management Agreement with Trinad Capital, LP, (ii) the amendment of the Registrant's Bylaws, and (iii) the election of Jay Wolf, David Goddard and Irwin Gross to our Board of Directors.

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

AUDIT FEES

Our independent auditors billed us for aggregate fees in the amount of approximately $17,500 for the fiscal year ended December 31, 2004, including audit fees of $10,000, and approximately $7,500 for the fiscal year ended December 31, 2003, including audit fees of $7,500. These amounts were billed for professional services that our independent auditors provided for the audit of our annual financial statements, reviews of the financial statements included in our reports on Form 10-QSB. No other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years were billed.

AUDIT-RELATED  FEES

Our independent auditors did not bill us any audit-related fees during the fiscal years ended December 31, 2004 and 2003.

TAX FEES

Our independent auditors did not bill us any tax fees during the fiscal years ended December 31, 2004 and 2003.

ALL OTHER  FEES

Our independent auditors did not bill us for any additional fees for the fiscal years ended December 31, 2004 and December 31, 2003.

AUDIT COMMITTEE'S PRE-APPROVAL PRACTICE

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

                                 SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMALGAMATED TECHNOLOGIES, INC.

             SIGNATURE                    TITLE                        DATE


/S/ ROBERT ELLIN        President and Chief Financial Officer     April 14, 2005
----------------
Robert Ellin



In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             SIGNATURE                    TITLE                        DATE


/S/ ROBERT ELLIN        President, Chief Financial Officer        April 14, 2005
----------------        and Director
Robert Ellin            (Principal Executive Officer and
                        Principal Financial Officer)


/S/ JAY WOLF            Secretary and Director                    April 14, 2005
------------
Jay Wolf

/S/ IRWIN GROSS         Director                                  April 14, 2005
---------------
Irwin Gross

                        Director                                  April 14, 2005
-----------------
David Goddard

                         AMALGAMATED TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2004





                                      INDEX


                                                              PAGE
                                                          ------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM        F-2

BALANCE SHEET                                                  F-3

STATEMENTS OF OPERATIONS                                       F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)        F-5

STATEMENTS OF CASH FLOWS                                       F-6

NOTES TO FINANCIAL STATEMENTS                                  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Amalgamated Technologies, Inc.

      We have audited the accompanying balance sheet of Amalgamated Technologies, Inc. as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amalgamated Technologies, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.


                                                /s/  Most  &  Company,  LLP
                                                     ---------------------------
                                                     Most  &  Company,  LLP

New York,  New  York
February 28, 2005

                         AMALGAMATED TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2004


                                          ASSETS
CURRENT ASSETS:
   Cash                                                                                    $    4,951,561

OTHER ASSETS:

   Security Deposits                                                                               22,446
                                                                                           --------------

        Total Assets                                                                       $    4,974,007
                                                                                           ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                   $      158,135

   Advances from stockholders                                                                      48,351
                                                                                           --------------


     Total Current Liabilities                                                                    206,486
                                                                                           --------------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.0001 par value, 10,000,000 shares authorized; Series B,
    100,000 shares authorized issued and outstanding (liquidation
    value: $1,000,000)                                                                            100,000
   Common Stock, $.0001 par value, 200,000,000 shares authorized,
      9,526,695  shares issued and outstanding                                                        953

   Additional paid-in capital                                                                   8,082,465
   Accumulated deficit                                                                        (3,415,897)
                                                                                           --------------

        Total Stockholders' Equity                                                              4,767,521
                                                                                           --------------

        Total Liabilities and Stockholders' Equity                                         $    4,974,007
                                                                                           ==============

See notes to financial statements.



                         AMALGAMATED TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,


                                                                                        2004            2003
                                                                                 -----------------------------
REVENUE                                                                               $      -     $         -

OPERATING EXPENSES:

   General and administrative                                                          750,336          55,550
                                                                                  ----------------------------


OPERATING LOSS                                                                       (750,336)        (55,550)
                                                                                  ----------------------------

OTHER INCOME (EXPENSE):

   Interest income (expense), net                                                       21,388        (10,221)
                                                                                  ----------------------------


TOTAL OTHER INCOME (EXPENSE)                                                            21,388        (10,221)
                                                                                  ----------------------------

NET LOSS                                                                          $  (728,948)     $  (65,771)
                                                                                  ============================


BASIC NET LOSS PER COMMON SHARE                                                   $    (0.09)      $   (0.02)
                                                                                  ===========================


BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    7,738,444       3,347,364
                                                                                  ===========================


See notes to financial statements.

                         AMALGAMATED TECHNOLOGIES, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                            Additional
                                              Preferred Stock           Common Stock         Paid-in       Accumulated
                                         --------------------------------------------------
                                            Shares        Amount      Shares      Amount     Capital         Deficit         Total
                                         -------------------------------------------------------------------------------------------

Balance - January 1, 2003                     10,000     $      10   2,625,815   $ 263      $ 2,374,163   $ (2,621,178)  $ (246,742)

Conversion of note and interest

   payable into common stock                   -            -          200,880      20          260,096         -           260,116

Conversion of Series A preferred stock

  into common stock                          (10,000)          (10)  1,200,000     120             (110)        -                 -


Net loss                                       -            -           -           -               -          (65,771)     (65,771)
                                         -------------------------------------------------------------------------------------------


Balance - December 31, 2003                    -            -        4,026,695     403        2,634,149     (2,686,949)     (52,397)


Issuance of Series B preferred stock         100,000       100,000      -           -               -           -           100,000


Issuance of common stock                       -            -        5,500,000     550        5,428,316         -         5,428,866


Issuance of warrants for services              -            -           -           -            20,000         -            20,000


Net loss                                       -            -           -           -               -         (728,948)    (728,948)
                                         -------------------------------------------------------------------------------------------

Balance - December 31, 2004                  100,000     $ 100,000   9,526,695   $ 953      $ 8,082,465   $ (3,415,897) $ 4,767,521
                                         ===========================================================================================


See notes to financial statements.

                         AMALGAMATED TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,


                                                                                       2004        2003
                                                                                   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                         $(728,948) $  (65,771)
   Adjustments to reconcile net loss to net cash
     used in operating activities:

        Warrants issued for services                                                   20,000           -

        Conversion of interest into common stock                                            -      10,241
        Changes in assets and liabilities:

          Security deposits                                                           (22,446)          -

          Accounts payable and accrued expenses                                       109,123      27,995
                                                                                   ----------  ----------


                  Net cash used in operating activities                              (622,271)    (27,535)
                                                                                   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock, net of expenses                          5,428,866           -

   Proceeds from issuance of preferred stock                                          100,000           -

   Increase in advances from stockholders                                              44,476       3,875
                                                                                    ----------  ----------


                  Net cash provided by financing activities                         5,573,342       3,875
                                                                                   ----------  ----------


NET CHANGE IN CASH                                                                  4,951,071     (23,660)

CASH, beginning of period                                                                 490      24,150
                                                                                   ----------  ----------


CASH, end of period                                                                $4,951,561  $      490
                                                                                   ==========  ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of note payable into common stock                                       $        -  $  260,116
                                                                                   ==========  ==========



See notes to financial statements.

                         AMALGAMATED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Amalgamated Technologies, Inc. (the "Company") was formed under the laws of Delaware on March 7, 1996. The Company presently has no business operations and it is currently exploring strategic business opportunities.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements include the accounts of the Company.

LOSS PER SHARE

Basic loss per common share was computed by dividing the net loss for the year by the basic weighted average number of shares of common stock outstanding during the year. Diluted net loss per share has not been presented as it was antidilutive.

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

STOCK BASED COMPENSATION

Compensation costs for warrants issued to employees and non-employees are based on the fair value method.

INCOME TAXES

Deferred income taxes are provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax assets will not be realized.

FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, cash, accounts payable, accrued liabilities and advance from stockholders approximate their fair values because of their relatively short maturity.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has revised the accounting for share based payments (stock based payments), SFAS 123R, to be effective for the year ending December 31, 2006. The Company has not yet determined what the effect will be, if any, on their financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

On June 27, 2003, all the Series A Preferred stock was converted into 1,200,000 shares of common stock and cancelled without designation.

On April 16, 2004, the Company designated 100,000 shares of Series B Convertible Preferred Shares (the "Series B Preferred Stock"), par value $0.0001 per share. The holders of Series B Preferred Stock are entitled to receive dividends as if they converted the Series B Preferred Stock into shares of common stock, and are entitled to a liquidation preference of $10 per share of Series B Preferred Stock. The holders of Series B Preferred Stock may, in their discretion, elect to treat a consolidation, merger, sale of assets or issuance, all as defined in the Company's Certificate of Designations, as a liquidation. The holders of Series B Preferred Stock may convert their shares into shares of common stock at any time at the purchase price of the Series B Preferred Stock, as adjusted, plus all accumulated and unpaid dividends.

On April 19, 2004, the Company sold 100,000 shares of Series B Preferred stock at a purchase price of $1.00 per share, for an aggregate purchase price of $100,000.

COMMON STOCK

On June 27, 2003, the Company's $200,000 promissory note payable, plus accrued interest thereon of $60,116, was converted into 200,880 shares of common stock.

On April 29, 2004, the Company closed a private placement under which the Company sold 5,500,000 shares of its common stock at $1.00 per share, for proceeds of $5,428,866, net of expenses of $71,134.

WARRANTS

On September 28, 2004, the Company issued warrants, to a director and consultants to purchase 400,000 shares of common stock at an exercise price of $1 per share. The warrants were valued at $20,000. The warrants expire on September 30, 2005.

The Company also had warrants outstanding to purchase an aggregate of 2,172 shares of common stock, exercisable at $126.50 per share, through July 20, 2007.

NOTE 5 - STOCK OPTION PLAN

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

Incentive stock options may only be granted to employees of the Company and none may be granted after June 20, 2010. Incentive stock options becoming exercisable by a participant in any one year having a fair market value greater than $100,000 shall be treated as non-statutory stock options. The option price for shares issued as incentive stock options shall not be less than the fair market value of the Company's common stock at the date of grant, unless the option is granted to an individual who, at the date of the grant, owns more than 10% of the total combined voting power of all classes of the Company's stock. Then the options price shall be at least 110% of the fair market value at the date the option is granted. Non-statutory stock options shall not be less than 85% of the fair market value of the Company's common stock. Incentive stock options must be granted prior to ten years from the date the Plan was initially adopted by the Board of Directors.

As of December 31, 2004, the Plan had 805,339 shares available for grant and no options or awards were outstanding.

NOTE 6 - INCOME TAXES

The components of the net deferred tax asset as of December 31, 2004 consists of the following:

          Deferred tax assets:
           Net operating loss carryforwards                 $  288,800
           Valuation allowance                                (288,800)
                                                            ----------
           Net deferred tax asset                           $        -
                                                            ==========

As of December 31, 2004, the Company had approximately $760,000 of net operating loss (NOL) carryforwards available to decrease future federal taxable income. As a result of ownership changes in 2004, the NOL may be severely limited and may expire without being utilized.

For the years ended December 31, 2004 and 2003, the following is a reconciliation of expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

                                                  Year Ended December 31,
                                                ---------------------------
                                                    2004         2003
                                                -------------  ------------
Expected Federal income tax benefit              $ (230,000)    $ (22,000)
State income tax benefit, net of federal
benefit                                             (34,000)       (3,000)

Change in valuation allowance                       264,000        25,000
                                                 ------------  ------------
                                                 $        -     $       -
                                                 ============  ============

NOTE  7- COMMITMENTS

OPERATING LEASES

On August 16, 2004, the Company entered into a lease for office space through February 27, 2007, requiring a minimum annual rent of $89,784, increasing to $95,252 over the lease term. The Company is entitled to a credit of one and a half months rent during the first year of the lease. The Company is also required to pay a pro rata share of the direct expenses, as defined, commencing on the first anniversary of the lease.

     As of December 31, 2004, the future minimum annual lease payments were as follows:


         YEAR ENDING DECEMBER 31,
         ------------------------
                  2005                                90,682
                  2006                                93,402
                  2007                                15,875

Rent expense was $56,773 and $0 for the years ended December 31, 2004 and 2003, respectively.

MANAGEMENT AGREEMENT

On September 29, 2004, the Company entered into a management agreement, as amended, with a related party pursuant to provide the Company with certain management services, including the identification, negotiation, structuring and closing of a merger transaction with a suitable target company. As consideration for such services the Company shall pay the related party a monthly management fee of $30,000, which commenced on April 1, 2004. The related party and its affiliates collectively own approximately 37.5% of the Company's issued and outstanding Common Stock.

Management fee expense during the year ended December 31, 2004 was $270,000 NOTE 8-RELATED PARTY TRANSACTION

During the year ended December 31, 2004, the Company paid $9,000 in rent to a stockholder until it relocated its operations.

NOTE 9-SUBSEQUENT EVENT

On March 15, 2005, under a private placement, the Company sold 726,668 shares of its common stock at $1.50 per share, for gross proceeds of $1,090,000.