Form 10QSB
period 2005-03-31
AMALGAMATED TECHNOLOGIES INC
filed 2005-05-23
CIK 1072816

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

    |_| Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 0-25007

                         Amalgamated Technologies, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                              65-0656268
---------------------------------                            -------------------
 (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)

                 153 East 53rd ST., 48TH Fl., New York, NY 10022
          (Address of Principal Executive Offices, Including Zip Code)


                                 (212) 521-5180
                (Issuer's Telephone Number, Including Area Code)

                  --------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

As of May 1, 2005, there were 10,393,361 shares of the Registrant's common stock, par value $0.0001 per share issued and outstanding.

Transitional Small Business Disclosure Form (check one) Yes | | No |X|

                         AMALGAMATED TECHNOLOGIES, INC.
                 March 31, 2005 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                         PAGE

Special Note Regarding Forward Looking Statements.........................1

PART I.   FINANCIAL INFORMATION...........................................2

Item 1.   Financial Statements............................................2

          Balance Sheet as of March 31, 2005 (unaudited)..................2

          Statements of Operations (unaudited) for the
          Three Months Ended March 31, 2005 and 2004......................3

          Statements of Cash Flows (unaudited) for the
          Three Months Ended March 31, 2005 and 2004......................4

          Notes to Financial Statements...................................5

Item 2.   Management's Plan of Operation..................................7

Item 3.   Controls and Procedures.........................................7

PART II.  OTHER INFORMATION...............................................7

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....7

Item 6.   Exhibits and Reports on Form 8-K................................8

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In this section, "Special Note Regarding Forward-Looking Statements," references to "we," "us," "our," "ours," refer to Amalgamated Technologies, Inc.

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the three months ended March 31, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AMALGAMATED TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)

                                          ASSETS
                                          ------

CURRENT ASSETS:
   Cash                                                                                 $ 5,379,470

    Due from affiliated company                                                             301,997

    Prepaid expenses                                                                          7,482
                                                                                        -----------


     Total Current Assets                                                                 5,688,949

OTHER ASSETS:

   Security deposit                                                                          22,446
                                                                                        -----------

        Total Assets                                                                    $ 5,711,395
                                                                                        ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                $    67,870

   Advances from stockholders                                                                41,175
                                                                                        -----------


     Total Current Liabilities                                                              109,045
                                                                                        -----------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.0001 par value, 10,000,000 shares authorized;

     Series B, 100,000 shares issued and outstanding  (liquidation value: $1,000,000)       100,000
   Common Stock, $.0001 par value, 200,000,000 shares authorized,

      10,253,362 shares issued and outstanding                                                1,026

   Additional paid-in capital                                                             9,172,392
   Accumulated deficit                                                                   (3,671,068)
                                                                                        -----------


        Total Stockholders' Equity                                                        5,602,350
                                                                                        -----------

        Total Liabilities and Stockholders' Equity                                      $ 5,711,395
                                                                                        ===========

See notes to financial statements.

                         AMALGAMATED TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                2005           2004
                                            -----------    -----------
REVENUE                                     $        --    $        --

OPERATING EXPENSES:
   General and administrative                   275,743         14,074
                                            -----------    -----------

OPERATING LOSS                                 (275,743)       (14,074)
                                            -----------    -----------

OTHER INCOME:

   Interest income, net                          20,572              2
                                            -----------    -----------

TOTAL OTHER INCOME                               20,572              2
                                            -----------    -----------

NET LOSS                                    $  (255,171)   $   (14,072)
                                            ===========    ===========

BASIC NET LOSS PER COMMON SHARE             $     (0.03)   $        --
                                            ===========    ===========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING     9,663,954      4,026,695
                                            ===========    ===========

See notes to financial statements.

                         AMALGAMATED TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                  2005           2004
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                   $  (255,171)   $   (14,072)
                                                              -----------    -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Changes in assets and liabilities:

          Prepaid expenses                                         (7,482)            --

          Accounts payable and accrued expenses                   (90,265)         6,444
                                                              -----------    -----------

                  Net cash used in operating activities          (352,918)        (7,628)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Due from affiliated company                                   (301,997)            --
                                                              -----------    -----------

                  Net cash used in investing activities          (301,997)            --
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   (Decrease) increase in advances from stockholders               (7,176)        15,207

   Proceeds from issuance of common stock                       1,090,000             --
                                                              -----------    -----------

                  Net cash provided by financing activities     1,082,824         15,207
                                                              -----------    -----------

NET INCREASE IN CASH                                              427,909          7,579

CASH, beginning of period                                       4,951,561            490
                                                              -----------    -----------

CASH, end of period                                           $ 5,379,470    $     8,069
                                                              ===========    ===========


See notes to financial statements.

                         AMALGAMATED TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Nature of Business

     Amalgamated Technologies, Inc. (the "Company") was formed under the laws of Delaware on March 7, 1996. The Company presently has no business operations and it is currently exploring strategic business opportunities.

2.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information as contained in the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB as of December 31, 2004 filed with the SEC on April 15, 2005.

3.       Stockholders' Equity

     On March 15, 2005, the Company closed a private placement under which the Company sold 726,667 shares of its common stock at a purchase price of $1.50 per share, for proceeds of $1,090,000.

4.       Related Party Transactions

     During the three months ended March 31, 2005, management fee expense of $90,000 was paid to a stockholder of the Company. No management fees were paid during the three months ended March 31, 2004.

     On March 23, 2005, $301,997 was advanced to an affiliated company for approximately 14 days, with interest at 6% per annum.

5.       Recent Accounting Pronouncements

     The Financial Accounting Standards Board has revised the accounting for share based payments (stock based payments), SFAS 123R, to be effective for the year ending December 31, 2006. The Company has not yet determined what the effect will be, if any, on their financial statements

     Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

6.       Subsequent Events

     In April 2005, the Company entered in to a consulting agreement for services to assist the Company with the identification of an acquisition or merger candidate. The term of agreement is the lesser of 24 months or the closing of an acquisition of an operating company. The fee for these consulting services is $150,000, payable as follows: (1) $50,000 on execution of the agreement; (2) $50,000 on a letter of intent for an acquisition of an operating company; and (3) $50,000 upon closing of such acquisition.

     In April 2005, approximately $5,500,000 was transferred into a brokerage account. These funds were temporarily invested in 57,500 shares of Majesco Holdings Entertainment Company, Inc. ("Majesco") at an average price of $9.14 per share. The Company's controlling shareholders are also investors in Majesco, a NASDAQ listed company. Also, the Company invested the remaining funds in high yield mutual and money market funds.

     In April 2005, the Company sold 140,000 shares of its common stock at a purchase price of $1.50 per share, for aggregate gross proceeds of $210,000.

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


PART II. OTHER INFORMATION

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Sales of Unregistered Securities. During the three months ended March 31, 2005 the Company consummated the following equity transaction requirements under Section 4 (2) and Regulation D of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder:

         March Private Placement. On March 15, 2005, the Company realized proceeds of $ 1,090,000 related to the private placement sale of 726,667 shares of common stock.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

The following exhibits are being filed with this Report:

Exhibit
Number            Description
----------        --------------

 2.1 Acquisition Agreement and Plan of Reorganization dated as of September 26, 1997 by and between Contessa Corporation and Gastronomia Bocca Di Rosa, Inc. (1)

 3.1              Certificate of Incorporation of Registrant as filed on March
                  7, 1996. (1)

 3.2              Certificate of Incorporation of Registrant as amended on March
                  26, 1996. (1)

 3.3              Certificate of Incorporation of Registrant as amended on June
                  20, 2001. (1)

 3.4 Certificate of Amendment to Certificate of Incorporation of the Registrant as amended on October 8, 2002. (3)

 3.5              By-Laws of Registrant (1)

 3.6              Amendment to the By-Laws of the Registrant (4)

 10.1             2000 Stock Plan (2)

 10.2             Management Agreement between the Registrant and Trinad
                  Capital, LP. (4)

 31.1*            Certification of Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                  Section 1350.

 31.2*            Certification of Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                  Section 1350.

 32.1* Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. * Filed Herewith
----------
(1) Incorporated by reference to Company's Form 10-SB, as filed with the Securities and Exchange Commission on October 30, 1998, and as amended on February 8, 2002.

(2) Incorporated by reference to Company's Form 10-QSB for the quarter ended June 30, 2000 as filed with the Securities and Exchange Commission on August 7, 2000.

(3) Incorporated by reference to Company's Form 10-QSB for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on November 19, 2002.

(4) Incorporated by reference to Company's Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 14, 2004.

(b) Reports on Form 8-K.

During the three months ended March 31, 2005, the Registrant filed a report on Form 8-K with the Securities Exchange Commission on March 21, 2005 in connection with the consummation of the March private placement.

                                   SIGNATURES

In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMALGAMATED TECHNOLOGIES, INC.


Dated:  May 19, 2005
                                      /s/ Robert Ellin
                                      ------------------------------------------
                                      Robert Ellin
                                      President and Chief Financial Officer
                                      (Principal Executive Officer and Principal
                                      Financial Officer)


                                       9
<