Form 10QSB
period 2005-06-30
AMALGAMATED TECHNOLOGIES INC
filed 2005-08-22
CIK 1072816

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

    |_| Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 0-25007

                         Amalgamated Technologies, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                              65-0656268
 ------------------------------                             ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                 53 East 53rd Street., 48TH Fl., New York, NY 10022 (Address of Principal Executive Offices, Including Zip Code)

                                 (212) 521-5180
                (Issuer's Telephone Number, Including Area Code)


             ------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 12, 2005, there were 10,393,362 shares of the Registrant's common stock, par value $0.0001 per share, issued and outstanding.

Transitional Small Business Disclosure Form (check one) Yes |_| No |X|

                         AMALGAMATED TECHNOLOGIES, INC.
                  JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE

Special Note Regarding Forward Looking Statements..............................1

PART I.  FINANCIAL INFORMATION.................................................2

Item 1.  Financial Statements..................................................2

         Balance Sheet as of June 30, 2005 (unaudited).........................2

         Statements of Operations (unaudited) for the Three and
         Six Months Ended June 30, 2005 and 2004...............................3

         Statements of Cash Flows (unaudited) for the
         Six Months Ended June 30, 2005 and 2004...............................4

         Notes to Financial Statements.........................................5

Item 2.  Management's Plan of Operation........................................7

Item 3.  Controls and Procedures...............................................7

PART II. OTHER INFORMATION.....................................................7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ..........7

Item 6.  Exhibits .............................................................8

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In this section, "Special Note Regarding Forward-Looking Statements," references to "we," "us," "our," "ours," refer to Amalgamated Technologies, Inc.

         To the extent that the information presented in this Quarterly Report on Form 10-QSB discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     AMALGAMATED TECHNOLOGIES, INC.
                                              BALANCE SHEET
                                              JUNE 30, 2005
                                               (UNAUDITED)

                                                 ASSETS
CURRENT ASSETS:
   Cash and cash in escrow                                                                $      262,081
   Marketable Securities                                                                       5,216,450
   Prepaid expense                                                                                25,000
                                                                                          --------------
     Total Current Assets                                                                      5,503,531

OTHER ASSETS:
   Security deposit and other assets                                                              41,196
                                                                                          --------------
        Total Assets                                                                      $    5,544,727
                                                                                          ==============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                    $     58,896
   Advances from stockholders                                                                     21,502
                                                                                          --------------
     Total Current Liabilities                                                                    80,398
                                                                                          --------------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.0001 par value, 10,000,000 shares authorized;
     Series B, 100,000 shares issued and outstanding  (liquidation value: $1,000,000)            100,000
   Common Stock, $.0001 par value, 200,000,000 shares authorized,
      10,393,362  shares issued and outstanding                                                    1,040
   Additional paid-in capital                                                                  9,382,378
   Accumulated deficit                                                                        (4,019,089)
                                                                                          --------------
        Total Stockholders' Equity                                                             5,464,329
                                                                                          --------------
        Total Liabilities and Stockholders' Equity                                        $    5,544,727
                                                                                          ==============


See notes to financial statements.

                                 AMALGAMATED TECHNOLOGIES, INC.
                                    STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                              JUNE 30,                      JUNE 30,
                                   ----------------------------    ----------------------------
                                       2005            2004            2005            2004
                                   ------------    ------------    ------------    ------------
REVENUE                            $         --    $         --    $         --    $         --

OPERATING EXPENSES:
   General and administrative           211,454          94,411         487,197         108,485
                                   ------------    ------------    ------------    ------------
OPERATING LOSS                         (211,454)        (94,411)       (487,197)       (108,485)
                                   ------------    ------------    ------------    ------------
OTHER INCOME:
   Interest income, net                  13,189              28          33,761              30
   Dividends                             21,234              --          21,234              --
   Net unrealized holding losses       (170,990)             --        (170,990)             --
                                   ------------    ------------    ------------    ------------
TOTAL OTHER INCOME                     (136,567)             28        (115,995)             30
                                   ------------    ------------    ------------    ------------
NET LOSS                           $   (348,021)   $    (94,383)   $   (603,192)   $   (108,455)
                                   ============    ============    ============    ============
BASIC NET LOSS
PER COMMON SHARE                   $      (0.03)   $      (0.01)   $      (0.06)   $      (0.02)
                                   ============    ============    ============    ============
BASIC WEIGHTED AVERAGE
 SHARES OUTSTANDING                  10,373,362       7,834,387      10,020,618       5,930,541
                                   ============    ============    ============    ============


See notes to financial statements.

                             AMALGAMATED TECHNOLOGIES, INC.
                                STATEMENTS OF CASH FLOWS

                              SIX MONTH ENDED JUNE 30, 2005
                                       (UNAUDITED)

                                                                  2005           2004
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $  (603,192)   $  (108,455)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
          Net unrealized holding losses on investments            170,990             --
        Changes in assets and liabilities:
          Prepaid expenses                                        (43,750)            --
          Accounts payable and accrued expenses                   (99,239)       (41,178)
                                                              -----------    -----------
                  Net cash used in operating activities          (575,191)      (149,633)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments                                    (5,387,440)            --
                                                              -----------    -----------
                  Net cash used in investing activities        (5,387,440)            --
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in advances from stockholders              (26,849)        11,025
   Proceeds from issuance of preferred stock                           --        100,000
   Proceeds from issuance of common stock                       1,300,000      5,428,866
                                                              -----------    -----------
                  Net cash provided by financing activities     1,273,151      5,539,891
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH                                (4,689,480)     5,390,258

CASH, beginning of period                                       4,951,561            490
                                                              -----------    -----------
CASH, end of period                                           $   262,081    $ 5,390,748
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

2.    Basis of Presentation and Significant Accounting Policies

      Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information as contained in the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB as of December 31, 2004 filed with the SEC on April 15, 2005.

      Significant Accounting Policies

      Marketable Securities- The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

3.    Stockholders' Equity

      On March 15, 2005 and April 13, 2005, the Company closed private placements under which the Company sold an aggregate of 726,667 and 140,000 shares, respectively, of its common stock at a purchase price of $1.50 per share, for gross proceeds of an aggregate of $1,090,000 and $210,000, respectively.

4.    Related Party Transactions

      During the six months ended June 30, 2005, management fees of $180,000 were paid to a stockholder of the Company. Management fees for the six months ended June 30, 2004 were $23,500.

5.    Commitments

      In April 2005, the Company entered into a consulting agreement for services to assist the Company with the identification of an acquisition or merger candidate. The term of the agreement is the lesser of 24 months from the date of execution or the closing of an acquisition of an operating company. The fee for these consulting services is $150,000, payable as follows: (1) $50,000 on execution of the agreement; (2) $50,000 upon execution of a letter of intent for an acquisition of an operating company; and (3) $50,000 upon the closing of such acquisition. The Company is amortizing the $50,000 initial payment over twenty-four months.

6.    Recent Accounting Pronouncements

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

7.    Marketable Securities

      The Company's marketable securities, all of which are classified as trading securities, are carried at their fair value based on the quoted market prices of the securities at June 30, 2005. The common stock represents 67,500 shares of Majesco Entertainment Company, Inc. The Company's controlling shareholders are also investors in Majesco, a NASDAQ listed company.

      The composition of trading securities, is as follows at June 30, 2005:

                                    JUNE 30, 2005
                             -------------------------
                                 Cost      Fair Value
                             ---------     ----------
      Common stocks            612,440       441,450
      Preferred stocks       4,775,000     4,775,000
                             ---------     ---------
                             5,387,440     5,216,450
                             =========     =========


      Investment income for the six months ended June 30, 2005, consists of the following:

                                      JUNE 30, 2005
                                      -------------
      Dividend income                        21,234
      Net unrealized holding losses        (170,990)
                                      -------------
         Net investment (loss)             (149,756)
                                      =============

8.    Subsequent Event

      On July 25, 2005, the Company entered into a consulting agreement for a one-year term. The monthly consulting fees will be $5,000. The consultant will provide advisory and consultancy services, including preparation of investor materials and general financial advice regarding operations and business strategy.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

      In this section, "Plan of Operation," references to "we," "us," "our," "ours," and the "Company" refer to Amalgamated Technologies, Inc.

      We are in the process of implementing a corporate reorganization. As part of such reorganization, we have secured new corporate participation, as a means of enhancing shareholder value. This improved our liquidity as a result of additional proceeds from the issuances of stock. While we currently have no revenues, we have reasonable operating costs and expenses at the present time due to our limited operating activities.

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

ITEM 3.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, has concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, was made known to him by others, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

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


PART II. OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Sales of Unregistered Securities. During the three months ended June 30, 2005 the Company consummated the following equity transaction requirements under Section 4 (2) and Regulation D of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder:

         On April 13, 2005, the Company realized gross proceeds of $ 210,000 related to the private placement sale of 140,000 shares of common stock.

ITEM 6.  EXHIBITS

The following exhibits are being filed with this Report:

Exhibit
Number         Description
-------        -----------------------------------------------------------------

31.1 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1           Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


                                   SIGNATURES

      In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMALGAMATED TECHNOLOGIES, INC.


Dated:  August 22, 2005                    /s/ Robert Ellin
                                           -------------------------------------
                                           Robert Ellin
                                           President and Chief Financial Officer
                                          (Principal Executive Officer and
                                           Principal Financial Officer)