Form 10QSB
period 2005-09-30
AMALGAMATED TECHNOLOGIES INC
filed 2005-11-10
CIK 1072816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

 [X] Quarterly Report under Sections 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

             [ ] Transition Report under Sections 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                   ----------

                         Commission File Number 0-25007

                         Amalgamated Technologies, Inc.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                            (State of incorporation)
                                   ----------

                                   65-0656268
                                   ----------
                        (IRS Employer Identification No.)

                        153 East 53rd Street., 48th Floor
                               New York, NY 10022
                               ------------------
          (Address of principal executive offices, including zip code)

                                 (212) 521- 5180
                                 ---------------
              (Registrant's Telephone Number, including area code)

                                   ----------

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

As of November 14, 2005, there were 10,393,362 outstanding shares of the Registrant's Common Stock ($0.0001 par value per share).

Transitional Small Business Disclosure Format.
Yes [ ] No [X]

                         AMALGAMATED TECHNOLOGIES, INC.
               SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE

Special Note Regarding Forward Looking Statements.............................1

PART I.     FINANCIAL INFORMATION.............................................2

Item 1.     Financial Statements..............................................2

            Balance Sheet as of September 30, 2005 (unaudited)................2

            Statements of Operations (unaudited) for the Three and
            Nine Months Ended September 30, 2005 and 2004.....................3

            Statements of Cash Flows (unaudited) for the
            Nine Months Ended September 30, 2005 and 2004.....................4

            Notes to Financial Statements.....................................5

Item 2.     Management's Plan of Operation....................................7

Item 3.     Controls and Procedures...........................................7

PART II.    OTHER INFORMATION.................................................8

Item 6.     Exhibits .........................................................8

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

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMALGAMATED TECHNOLOGIES, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash                                                                                 $   137,971
   Marketable securities                                                                  4,999,000
   Prepaid expenses and other current assets                                                 46,629
                                                                                        -----------

     Total Current Assets                                                                 5,183,600

OTHER ASSETS:
   Security deposit                                                                          22,446
                                                                                        -----------

        Total Assets                                                                    $ 5,206,046
                                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                $    35,001
   Advances from stockholders                                                                12,177
   Due to broker                                                                            197,411
                                                                                        -----------

     Total Current Liabilities                                                              244,589
                                                                                        -----------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.0001 par value, 10,000,000 shares authorized;
     Series B, 100,000 shares issued and outstanding  (liquidation value: $1,000,000)       100,000
   Common Stock, $.0001 par value, 200,000,000 shares authorized,
      10,393,362 shares issued and outstanding                                                1,040
   Additional paid-in capital                                                             9,382,378
   Accumulated deficit                                                                   (4,521,961)
                                                                                        -----------

        Total Stockholders' Equity                                                        4,961,457
                                                                                        -----------

        Total Liabilities and Stockholders' Equity                                      $ 5,206,046
                                                                                        ===========

See notes to financial statements.

                                           AMALGAMATED TECHNOLOGIES, INC.
                                              STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                 ----------------------------    ----------------------------
                                      2005           2004             2005           2004
                                 ------------    ------------    ------------    ------------
REVENUE                          $         --    $         --    $         --    $         --

OPERATING EXPENSES:
   General and administrative         169,032         256,547         656,229         365,032
                                 ------------    ------------    ------------    ------------

OPERATING LOSS                       (169,032)       (256,547)       (656,229)       (365,032)
                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES) :
   Interest income, net                   736           2,350          34,497           2,380
   Dividends                           40,242              --          61,476              --
   Net unrealized holding loss       (374,818)             --        (545,808)             --
                                 ------------    ------------    ------------    ------------

TOTAL OTHER INCOME (EXPENSES)        (333,840)          2,350        (449,835)          2,380
                                 ------------    ------------    ------------    ------------

NET LOSS                         $   (502,872)   $   (254,197)   $ (1,106,064)   $   (362,652)
                                 ============    ============    ============    ============

BASIC NET LOSS
PER COMMON SHARE                 $      (0.05)   $      (0.03)   $      (0.11)   $      (0.05)
                                 ============    ============    ============    ============

BASIC WEIGHTED AVERAGE
 SHARES OUTSTANDING                10,393,362       9,526,695      10,146,231       7,138,009
                                 ============    ============    ============    ============

See notes to financial statements.

                         AMALGAMATED TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (Unaudited)

                                                                  2005           2004
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(1,106,064)   $  (362,652)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
          Net unrealized holding loss on investments              545,808             --
          Warrants issued for services                                 --         40,000
        Changes in assets and liabilities:
          Prepaid expenses and other current assets               (46,629)            --
          Security deposits                                            --        (22,446)
          Accounts payable and accrued expenses                  (123,134)       (41,831)
                                                              -----------    -----------

                  Net cash used in operating activities          (730,019)      (386,929)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments                                    (5,522,397)            --
   Proceeds from sale of investments                              175,000             --
                                                              -----------    -----------

                  Net cash used in investing activities        (5,347,397)            --
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in advances from stockholders              (36,174)         8,543
   Proceeds from issuance of preferred stock                           --        100,000
   Proceeds from issuance of common stock, net of expenses      1,300,000      5,428,866
                                                              -----------    -----------

                  Net cash provided by financing activities     1,263,826      5,537,409
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                                (4,813,590)     5,150,480

CASH, beginning of period                                       4,951,561            490
                                                              -----------    -----------

CASH, end of period                                           $   137,971    $ 5,150,970
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

2.    Basis of Presentation and Significant Accounting Policies

      Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information as contained in the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual shareholders' report incorporated by reference in the Form 10-KSB as of December 31, 2004 filed with the SEC on April 15, 2005.

      Significant Accounting Policies

      Marketable Securities- The Company determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

3.    Stockholders' Equity

      On March 15, 2005 and April 13, 2005, the Company closed private placements under which the Company sold an aggregate of 726,667 and 140,000 shares, respectively, of its common stock at a purchase price of $1.50 per share, for gross proceeds of an aggregate of $1,090,000 and $210,000, respectively.

4.    Related Party Transactions

      During the nine months ended September 30, 2005, management fees of $270,000 were paid to a stockholder of the Company. Management fees for the nine months ended September 30, 2004 were $23,500.

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

7.    Marketable Securities

      The Company's marketable securities, all of which are classified as trading securities, are carried at their fair value based on the quoted market prices of the securities at September 30, 2005. The common stock represents 300,000 shares of Majesco Entertainment Company, Inc. The Company's controlling shareholders are also investors in Majesco, a NASDAQ listed company.

      The composition of trading securities, is as follows at September 30, 2005:


                                       September 30, 2005
                                  --------------------------
                                     Cost         Fair Value
                                  ----------      ----------
      Common Stock                $  944,808      $  399,000
      Mutual Funds                 4,600,000       4,600,000
                                  ----------      ----------
                                  $5,544,808      $4,999,000
                                  ==========      ==========


      Investment loss for the nine months ended September 30, 2005, consisted of the following:


                                                   September 30, 2005
                                        --------------------------------------
                                        Three months ended   Nine months ended
                                        ------------------   -----------------
      Dividend income                       $  40,242           $  61,476
      Net unrealized holding loss            (374,818)           (545,808)
                                            ---------           ---------
                   Net investment loss      $(334,576)          $(484,331)
                                            =========           =========

8.    Subsequent Event

      On October 27, 2005 the Company executed a letter of intent which sets forth the preliminary terms and conditions of a proposed merger transaction between the Company and Pro Link Solutions, LLC ("Pro Link"). As proposed, the members of Pro Link would exchange their membership interests in Pro Link for common stock of the Company. At the closing of the merger as currently contemplated, the members of Pro Link will own a majority of the issued and outstanding common shares of the Company. The closing of the transaction is subject to certain conditions, including execution of a definitive merger agreement and the completion of due diligence. There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the letter of intent, which is nonbinding with respect to the terms of the proposed transaction and the obligation to close. The parties anticipate the closing shall occur on or before December 15, 2005, or as soon thereafter as possible.

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

      On October 27, 2005, we executed a letter of intent which sets forth the preliminary terms and conditions of a proposed merger transaction between us and Pro Link Solutions, LLC, or Pro Link. In connection with the merger, it is anticipated that the members of Pro Link will exchange their membership interests in Pro Link for shares of our capital stock. It is expected that the closing of the merger will result in a change of control whereby the members of Pro Link will own greater than a majority of our issued and outstanding shares on a fully-diluted basis. The closing of the transaction is subject to certain conditions, including approval of the boards of directors of the parties, approval of the members of Pro Link, execution of a definitive merger agreement and the completion of due diligence. There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the letter of intent.

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

                                           AMALGAMATED TECHNOLOGIES, INC.


Dated:  November 9, 2005
                                           /s/ Robert Ellin
                                           -------------------------------------
                                           Robert Ellin
                                           President and Chief Financial Officer
                                           (Principal Executive Officer and
                                           Principal Financial Officer)