Form 10KSB
period 2005-12-31
ProLink Holdings Corp.
filed 2006-04-17
CIK 1072816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number: 0-25092
PROLINK HOLDINGS CORP.
(Name of small business issuer in its charter)

Delaware	86-0766246
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

410 S. Benson Ln., Chandler, Arizona	85224
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (480) 961-8800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.0001
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act     ☐
      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No     ☐
      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐          No ☑
      The issuer’s revenues for the fiscal year ended December 31, 2005 were $16,179,764.
      The aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common stock was sold on April 13, 2006, was $43,295,177.
      The number of outstanding shares of the issuer’s common stock on April 13, 2006 was 34,937,780.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement relating to its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

PROLINK HOLDINGS CORP. AND SUBSIDIARY
FORWARD-LOOKING STATEMENTS
      Certain statements in this Annual Report on Form 10-KSB, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including, among other things: statements about projections of matters that affect net sales, gross profit, operating expenses, earnings from operations or net earnings; projections of capital expenditures; projections for growth; hiring plans; plans for future operations; financing needs or plans; plans relating to our products and services; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	Dependence on distributors in our international markets;

•	The significant capital requirements of our customers;

•	Our dependence on licensed technology;

•	Our ability to effectively protect or retain our intellectual property;

•	Our efforts to enforce and defend our intellectual property;

•	Reliance on technological development and risk of possible technological obsolescence;

•	Dependence on sole source and limited source suppliers for certain key components;

•	Changes in the general economic environment and the golf industry in particular;

•	Dependence on key personnel; and

•	Other risks as described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis” in Item 6 of this report.
      You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report.

PROLINK HOLDINGS CORP. AND SUBSIDIARY
FORM 10-KSB ANNUAL REPORT
Year Ended December 31, 2005

PART I

Item 1.	Description of Business
      For purposes of the discussion contained in this Report, the use of “we”, “our” or “us” is meant to include ProLink Holdings Corp. and its operating subsidiary ProLink Solutions, LLC. When “ProLink” is used alone, it is meant to refer to ProLink Solutions, LLC only.
      Company History. ProLink was formed in January 2004 when investors contributed $4.6 million and two competitors, ProLink, Inc. and ParView, Inc. contributed assets to ProLink and ProLink assumed certain selected liabilities in exchange for all of its membership interests. Both ProLink, Inc. and ParView, Inc. sold GPS systems and golf course management systems to golf courses. At the time of the formation of ProLink, ProLink either acquired the intellectual property of both predecessor companies outright or licensed that intellectual property on an exclusive basis in perpetuity and received all of the operating assets of both companies. Subsequently, ProLink also obtained the rights to certain lease residuals and all of the intellectual property from ProLink, Inc. and ParView, Inc.
      On December 23, 2005, we entered into a Contribution Agreement with ProLink, pursuant to which we acquired substantially all (approximately 98.5%) of the membership interests of ProLink through the contribution of such outstanding membership interests by the members of ProLink to us. For accounting purposes this was treated as a reverse merger. Subsequent to fiscal 2005, we also obtained the balance of the membership interests of ProLink not assigned to us at closing as a result of the purchase of certain assets from the bankrupt estate of ParView, Inc.
      Business. We design, manufacture and sell electronic distance measurement and course management systems to golf course owners and operators worldwide. Our systems utilize GPS satellites in order to provide accurate yardage information for golfers and course management functionality to the golf course manager. We also provide software support and maintenance services for the systems that we sell. We are focused on continual software engineering improvements of our products in order to provide a state of the art, comprehensive turnkey golf course integrated information management system and solution, emphasizing enhancement of the game and providing a platform technology that links directly to the golfing public.
      The market is currently estimated to include 43,000 golf courses globally with 16,800 of those in the United States. We estimate that 9,500 of the domestic courses fit the current GPS market profile, translating into a $2.0 billion opportunity in the United States alone. We estimate that the worldwide opportunity exceeds $4.0 billion. The growth rate of GPS system installations at golf courses has been increasing over recent years. Over time, we believe that the target profile will expand as GPS systems gain wider acceptance and usage resulting in more demand from the consumer and, as older systems are returned to us at the end of current leases and reoffered at slightly reduced pricing, the target markets will expand therefore creating wider market acceptance at courses worldwide.
      Each system is composed of a base station located in a golf course’s pro shop (consisting of an antenna, base radio and computer hardware), a video display unit, or VDU, on each golf cart on the course and associated mounting hardware for the VDU consisting of either mounting brackets or a purpose-built roof for the golf cart depending on the product. We currently sell two lines of products, ParView® and ProLink® under the trademarks ProStar and GameStar. There are two sizes of VDU’s within the GameStar product line, 7” and 10” and only 10” within the ProStar product line. Both lines are similar in their presentation of information to the golfer and the golf course but are sold at differing price points creating a complete portfolio of offerings for our different target customers.
      Advertising Opportunities. Our systems have communication potential for advertisers to reach golfers. As a continuous visual reference point utilized during the entire four and a half hour period that an 18-hole round typically takes to play, the cart display provides an opportunity to deliver non-obtrusive advertising messages through an interactive media tool. With little other outside distraction other than the golf game itself, advertisers are able to maximize their exposure in an otherwise private environment. Each advertisement stays in front of the golfer for a period of five to 14 minutes at a time providing unmatched “stickiness”.

      Our systems are the only true international network with installations around the globe providing advertisers the opportunity to deliver their message in a series of advertisements during a round of golf to the extremely attractive golf demographic not generally accessible to the advertiser on a direct basis. Late in 2005, we achieved what we believe is a critical mass of installed base in order to launch a successful national program for advertisers. We completed a beta test of the first national advertising program with a domestic car manufacturer in which advertisements were placed on five holes for three months on 110 golf courses. An independent research firm analysis of the results determined that the program had a great attraction for the advertiser including high brand recognition. Although we are active in soliciting new national advertisers, we still consider this an emerging market and a new advertising medium and believe that broad acceptance as a viable advertising alternative will take time to develop fully.
      We have also initiated a local advertising program whereby we assist courses in obtaining advertising clients within the subject courses local market. In exchange for our assistance in such a program, we divide equally with the course the net revenue from advertisers over the term of the agreement, typically four years, and for a tail period beyond the term of the agreement. We have generated no revenue from this program to date, therefore we cannot yet make an assessment of the potential revenue stream to us.
      During the display design process, we reserve specific areas of the display to help create an inventory of logical locations that can be sold to advertisers on a local, regional and national basis, allowing advertisers the ability to target their specific audience. Advertising is purchased on a hole-by-hole basis, and may be constructed to evoke a response that can trigger direct communication with the golfer, a merchandise coupon or an instant nationwide demographic inquiry. To maximize this media opportunity, we have established a strategic relationship with experienced media representatives that assist in the placement of advertisers on the network. With limited incremental infrastructure cost to our network, the revenue and the profit potential of advertising could exceed the net proceeds provided by the sale of course management systems and could provide an ongoing and separate revenue stream. To date, we have received no substantial financial benefits from the advertising program. However, the advertising program is designed to augment course revenue for our golf course partners based on the number of rounds delivered. Thus, a viable advertising program benefits our sales cycle and further reduces sales resistance as the net cost of a system to the golf course customers is reduced.
      Service and Maintenance. We have over approximately 35,000 units in operation around the world on approximately 500 golf courses. We provide service and maintenance to our domestic customers directly through a centralized tier one and tier two Customer Support Center and a regional account structure with Regional Account Managers (RAMs) located strategically throughout the United States. The RAMs each manage a group of Regional Service Technicians (RSTs) who provide local golf course support including installation and training, scheduled preventative maintenance and repair, periodic retraining and onsite emergency service. All golf course service requests are initiated through the Customer Support Center and are electronically managed and tracked from initiation through closure. Other than Japan, we do not provide service to customers of our international distributors. However, on occasion at the request and at the expense of such distributors, we may render service and installation assistance to our international distributors. To date this assistance has not been material.
      Further, we have assembled multiple systems and tools for training, installing and monitoring all generations of our course management systems. A web-based framework, including its Rapid Server course accounting and maintenance system, Softfront customer resource database (called Alice) and several internal “help” websites allow us to constantly monitor all areas of our installed systems remotely. Problems can be addressed proactively from detailed cart diagnostic and course management data that is gathered on a real-time basis. These systems have been designed to improve all segments of customer and equipment service by providing a preemptive awareness and an automated information repository resulting in minimal downtime of systems or individual units and the day-to-day simplification of otherwise complicated technology for our customers. These capabilities have allowed us to manage our growing number of service contracts with increased effectiveness and efficiency.

      We receive all of the maintenance fees monthly on fixed leases. The maintenance fees on pay-for-play transactions accrue to our benefit based upon the actual number of rounds played at each of the courses. However, we have an agreement with a financial institution that requires certain maintenance fees on pay-for-play transactions to be held by the financial institution to fund a reserve until a maximum reserve amount has been accumulated. The maximum reserve amount is equal to the limited guarantee that we have provided on pay-for-play transactions to the financial institution and has been fully reserved in our financial statements. All revenues generated from pay-for-play transactions in excess of debt service (the amount needed to repay the leasing company its capitalized cost plus a return) and maintenance and administration fees, are shared by the financial institution and us. Our share in the excess revenues ranges from 50% to 90% depending upon the agreement with each financial institution. At the end of all leases, we have the right to purchase the used equipment for $1.00. This right is referred to as the lease residual interest.
      Financing. Our golf course customers often require financing in order to acquire our systems whether through outright purchase or leasing. In the past we have utilized third-party funding sources for all of the financing required by our customers, including the processing of paperwork and credit decisions. We have recently initiated ProLink Capital as a means of bringing a portion of the financing function in-house so that we can provide a one stop source for systems and the financing for them. We have attracted a number of financing sources, and we expect to continue to add financing sources in the future, in order to satisfy the growing base of customers that require financing. Through ProLink Capital we are able to offer financing from these sources for all capital equipment needs of our golf course customers including course redesign and construction, turf equipment, and telecommunications equipment.
      Sales and Marketing. We sell our systems directly to golf courses in the United States and Canada through a network of sales representatives located throughout the United States. We also sell through exclusive distributors in other parts of the world. Specifically, we have distributors in Europe, South Africa, Australia, Malaysia, Singapore, China, the Middle East and Japan who supply our systems throughout their designated territory.
      We sell our systems outright for cash, or with irrevocable letters of credit or short term credit terms, to international distributors and domestically either outright for cash or through one of two financing options, a fixed lease program (similar to leases on golf cars and turf equipment) or a variable finance program called “pay-for-play” provided through third party leasing companies. The pay-for-play program was instituted to help golf course owners overcome the cost barrier for acquiring a GPS system and was specifically designed to reduce the financial burdens associated with normal leasing programs during periods when business fluctuates. Under the pay-for-play program, we install a system at no upfront cost to a course owner and in exchange, the course contractually agrees with a lender, for an average term of five years, to collect a fee from each golfer who plays a round that is divided amongst the lender, the golf course and us. In some cases, the fee is refundable to the golfer after they have experienced the system for the first three holes and chosen not to continue using the system. Historically, the golfer acceptance rate has been in excess of 93% in the United States.
      We have an ongoing contractual arrangement with E-Z-Go, the world’s largest golf car manufacturer and distributor, for the sale and marketing of our systems. This agreement allows us access to E-Z-Go’s distribution network and direct sales force, providing brand recognition as well as an introduction to E-Z-Go’s 6,000 plus golf course customers through long-standing sales relationships. The agreement appoints E-Z-Go as our exclusive, other than direct sales by us, sales agent in specific territories and gives E-Z-Go the ability to provide service and technical support to all of our golf course customers in the event that we are unable to do so.
      Pursuant to the agreement, E-Z-Go arranges to have us sell one of our systems to a leasing company who enters into a third party lease with the golf course owners. We receive the cost of the equipment, plus a standard markup, from the leasing company at the time of the sale. Should the sales proceeds from any of these transactions exceed the standard price, we share in this excess with E-Z-Go. The agreements between the leasing company and the golf course owners can be in the form of a fixed lease or a pay-for-play arrangement. Under the terms of the pay for play arrangement, the monthly charges to the golf course owner is based upon the number of rounds that are played at the golf course. The payments received under pay-for-play arrangements are applied first to debt service, the amount necessary to amortize the leasing company’s purchase price of the system plus a stated interest rate, and then to administrative and maintenance fees. We receive 90% of any revenue generated under the pay-for-play program, after payment of debt service to the lender and administrative and maintenance costs.
      A large percentage of our sales have been financed under this arrangement through National City Capital Corporation, a wholly owned indirect subsidiary of National City Bank. Under the terms of the National City Capital Corporation program, the pay-for-play transactions are pooled and we provide a limited guarantee of the performance of the pool. Further, any revenues received from pay-for-play transactions in excess of the debt service amount is held in escrow, up to an amount equal to our guarantee.
      Competition. It is estimated that there are approximately 1,100 installed GPS systems at golf courses worldwide. Three major providers, Uplink, GPS Industries and us, have placed these systems. We are, with approximately 500 installed systems, the largest entity in the market. We estimate that Uplink has an installed base of approximately 150 courses and GPS Industries has approximately 40 installed courses.
      Customers. Our European distributor Elumina accounted for approximately 11.9% of our total revenues during 2005 and is expected to contribute a larger percentage portion of our revenues going forward. Loss of Elumina as a distributor, for whatever reason, could have a material adverse impact on our business. In addition, from time to time, we may extend short term credit terms to Elumina for sales of our systems. Also, several of our customers are golf course management companies that have a number of courses under management. Loss of one of these multi-course management company customers may lead to the loss of future golf course customers because of loss of market credibility.
      Intellectual Property. We believe that we own or have licensed all of the patents that we require to operate our systems. Each of the below patents provides us with the rights necessary to operate different parts of our systems. The loss of the rights to practice any one of the patents below would result in either the degradation of the functionality of our systems or the inability to operate such systems at all. The table below contains a description of all of the patents that we either own or license:

Patent No. and
Issue Date	Short Title	Summary

Patent # 5,689,431 Issued 11/18/97	Golf Course Yardage and Information System Digital Mapping	Method for creating a digital map of a golf course including tee box, fairway, green, cup and selected features, using a position determining system to collect survey data points by traversing the perimeter of each hole and features relative to a pre-selected arbitrary reference point. Provides a realistic approximation of the entire course including essential details of each hole.

Patent # D394,637 Issued 05/26/98	Golf Cart Roof	Covers design of golf cart roof incorporating a monitor.

Patent # 5,878,369 Issued 03/02/99	Golf Course Yardage and Information Broadcast Transmission System	Broadcast transmission system for determining location of a multiplicity of dispersed vehicles/objects in transit, managing each of their respective dispositions, with a base station and plural remote stations associated with the objects while in transit.

Patent # 5,873,797 Issued 02/23/99	Remote Golf Ball Locator	Covers a method for indicating distance from a golf ball in play, rather than from a cart. The method includes displaying a depiction of the golf ball along a line running length of the hole from tee box to green and parallel to a side boundary of hole to approximate the lie of an actual golf ball in play and to display approximate distance from the ball rather than the cart.

Patent No. and
Issue Date	Short Title	Summary

Patent # 6,024,655 Issued 02/15/00	Map-Matching Golf Navigation System	Apparatus and method for calibrating a cart navigation system for a golf course position and yardage measurement system, using map matching.

Patent # 6,236,940 Issued 05/22/01	Roof Mounted Color Screen	Navigation System cover roof-mounted monitor including features of mounting on underside of cart roof for shading/ease of viewing in sunlight; graphical user interface for window display on monitor; screen canted back to reduce reflections; diffuse or black coating on underside of roof to reduce reflectivity; images displayed in color, with features on map of hole in distinctive colors for realistic display.

Patent # 6,236,360 Issued 05/22/01	Golf Course Yardage and Information System with Zone Detection	A player position determining and course management system for a golf course having a plurality of roving units for use by players playing the course.

Patent # 6,446,005 Issued 09/03/02	Magnetic Wheel Sensor for Vehicle Navigation System	A method of determining the precise location of golf carts on a golf course in real time as the carts are in use using a dead reckoning navigation (DNR) system for determining speed and direction.

Patent # 6,470,242 Issued 10/22/02	Expanded claims for patents D394,637 and 6,236,940	Display Monitor for Golf Cart Yardage and Information System. This patent has additional (broader) claims for the heads up display including means for improved viewing of the screen in sunlight.

Patent # 6,525,690 Issued 02/25/03	Expanded claims for patent 6,236,360	Golf Course Yardage and Information System with Zone Detection. This patent has additional (broader) claims for zone detection including golf course features other than the tee box and green.

Patent # 5,438,518 Issued 08/01/1995	Player Positioning and Distance Finding System	Portable distance tracking system for use by a player on a playing field. — Licensed from ParView in perpetuity on an exclusive basis

Patent # 5,904,726 Issued 05/18/1999	Accelerometer- based Golf Distance Apparatus	(Portable distance tracking device w/accelerometers calculates distance to flag from a position on a hole of a golf course) — Licensed from ParView in perpetuity on an exclusive basis

Patent # 5,364,093 Issued 11/15/1994	Golf Distance Measuring System and Method	Differential GPS as applied to determining the approximate distance from a golf ball to a cup.
— Licensed from Optimal Golf Solutions, Inc. for the life of the patent including all related and derivative patents on a non-exclusive basis. This license is filed as an exhibit to this current report

Patent # 7,031,947 to be issued 4/18/2006	Method for Continuing Play	Method for continuing play following trial period of use for a GPS golf course management system.
      We have entered into a license agreement with Optimal Golf Solutions, Inc. with respect to United States Patent # 5,364,093, Golf Distance Measuring System and Method. The license allows us to utilize the patented technology for the life of the patent including all related and derivative patents on a non-exclusive basis. We make payments under this agreement on a monthly basis.
      We have an exclusive licensing and distribution agreement with Elumina Iberica SA pursuant to which Elumina acts as an exclusive distributor of our products in Europe and the Middle East. We have other distribution agreements with various third parties, although presently, these agreements are not material.

      We also own trademarks on “ParView” and “ProLink” and are in the process for applying for trademarks for “ProLink Solutions,” “ProStar” and “GameStar.”
      Two Way Communications. Our engineers have recognized the potential for maximizing the two-way communications capabilities that has been designed into its cart systems. Cart-to-clubhouse and clubhouse-to-ProLink communication has remained a key design element of our systems and includes the ability for on-screen advertisements and future streaming tickers such as news, sports or weather updates. The dedicated advertising locations built into the display can be programmed via data that is pushed from our facilities to specific courses or to the entire global cart fleet remotely.
      Governmental Approvals and Regulations; Environmental Laws. In the United States, each one of our GameStar systems requires an FCC license for the radios used in the system. ProStar systems operate without a license in the United States and most countries that allow transmission at 900 MHz. We apply for these licenses as each golf course is installed but the license is held by the course following grant. Radio frequency licensing procedures for ProStar systems vary in international markets depending on location. We work with our international distributors and golf course customers to determine licensing requirements and obtaining necessary permits in each specific locality.
      The only environmental laws that management believes impact us in any way are European Union “green laws” that are not currently in effect but that will take effect in the near future. These laws require that companies eliminate certain types of materials from their products and recycle a certain percentage by weight of the materials in their products if the products meet certain specifications. We have evaluated these regulations and our systems and have come to the conclusion that only minor modifications may be necessary for compliance and most changes required are already underway as a part of the ordinary course of business. Further, even if we did have to comply, we could achieve compliance with no substantial modifications to its existing systems or materially increased cost.
      Employees. We sell our systems through our regional sales representatives in cooperation with E-Z-Go’s nationwide factory sales force. We have recently increased our direct sales force to eleven people to be deployed on a regional basis across the country. We hope that these new hires will allow us to expand our regional presence and focus on regional opportunities to complement the E-Z-Go sales infrastructure, which is not solely focused on ProLink initiatives. In addition, we feel that there are major cart and course product distributors outside of the E-Z-Go network that could be very strong partners given adequate factory attention. ProLink currently has 85 full-time employees. ProLink has not experienced any work stoppages and considers its relations with its employees to be good.
      Seasonality. General economic conditions have an effect on our business and results of operations. We also experience some seasonal trends in the sale of our products and services as golf courses open and close for the season.
      Backlog. Virtually all of our backlog has been, and continues to be, open cancelable purchase orders, and we do not believe that backlog as of any particular date is indicative of future results.
Available Information
      Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are available free of charge on our website at www.goprolink.com, as soon as reasonably practicable after we electronically file with, or furnish to, the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains all of information we file with, or furnish to, the SEC.

Item 2.	Description of Property
      Our corporate headquarters are located at at 410 S. Benson Lane in Chandler, Arizona. The corporate headquarters consists of approximately 47,500 square feet of mixed office, assembly and storage space for the GPS systems. The lease on this facility extends until June 30, 2008 and requires an average annual payment of approximately $420,000, exclusive of maintenance and certain other fees. We sublet approximately 8,500 square feet of this building to the former tenant under a short-term lease that will expire in June 2006.

Item 3.	Legal Proceedings
      On May 20, 2004, ParView, Inc., a founding member of ProLink, filed a complaint against ProLink and others in the Twelfth Judicial Circuit Court, Sarasota County, Florida. The complaint alleged that the president of ProLink, as an agent of ProLink, violated certain agreements that existed between the parties and that he and others made false representations to ParView. The complaint seeks to rescind all agreements among the parties and return the parties to the status quo they had before the creation of ProLink, and seeks other cures and remedies. The agreements provided for arbitration between the parties and a preliminary hearing was held on July 29, 2004 at which injunctive relief was ordered in favor of ProLink, enjoining ParView from speaking with ProLink’s customers, landlords, vendors, suppliers and other similarly situated persons until further notice. On August 12, 2004, ParView filed for bankruptcy protection and the arbitration proceeding was held in abeyance pending the outcome of the bankruptcy proceeding. ProLink believes that it has other defenses against the allegations and that its claims against ParView are in excess of $2,000,000. In August 2005, the Court converted the ParView bankruptcy filing from Chapter 11 to Chapter 7 liquidation. On February 24, 2006, the bankruptcy court entered an order declaring ProLink and its bidding partner the winning bid for the assets of ParView out of the bankruptcy. On March 10, 2006 we closed on the purchase of these assets including the legal claims of ParView against ProLink, therefore this action will be terminated with prejudice.
      ProLink is a defendant in an action brought by Advantage Enterprises, Inc. The action arises out of a non-residential real property lease between ParView, Inc. and the predecessor of Advantage Enterprises, Inc. On October 21, 2005 the court granted ProLink’s motion to dismiss but granted Advantage leave to amend. Total damages in the initial complaint were approximately $99,772 exclusive of interest, costs and fees. A mediation session has now been set for April 26, 2006.
      In November 2005, a suit was filed against ProLink and our European distributor, Elumina Iberica Limited, in the Patents County Court in the UK by GPS Industries, Inc. (GPSI), a competing company. The suit alleges that that ProLink infringes on certain international patents owned or controlled by GPSI on systems sold in the United Kingdom. The alleged infringed patents relate to the use of differential GPS in connection with golf courses and cover both system and process claims. We do not believe that ProLink infringes on any valid patents in domestic or international markets and we intend to vigorously defend ourselves and seek recovery of litigation costs from GPSI. ProLink filed its defense and counterclaim in this action on January 30, 2006 and also filed for security for its costs from GPSI as an impecunious plaintiff and we were awarded the sum of £40,000 at that time that was placed in trust with the court should GPSI lose the case. A case management conference was held on March 17, 2006 to, among other things, set a trial date and decide on further awards of security for costs. At the case management conference, we were awarded further security for costs in the amount of £150,000 and a trial date of November 15, 2006 was set. GPSI has asked for an injunction to prevent us from selling our systems in the United Kingdom and damages for past infringement. The level of monetary damages has not been specified.
      The Company is involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on the Company. The Company has accrued amounts equal to its estimated losses that, in its judgment, it will incur as a result of these actions.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our security holders during our 2005 fourth quarter.
PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
      Our common stock trades under the symbol “PLKH” on the Nasdaq OTC Bulletin Board. We formerly traded under the symbol “AGMN” prior to our name change in January 2006. The following table shows, for the calendar quarters indicated, the high and low bid prices per share for our common stock as reported on the Nasdaq Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock

	2003		2004		2005

	High Bid	Low Bid	High Bid	Low Bid	High Bid	Low Bid

First quarter	$0.10	$0.05	$5.00	$0.60	$6.00	$1.55
Second Quarter	$0.08	$0.07	$6.00	$2.00	$5.00	$1.25
Third Quarter	$1.01	$0.07	$9.75	$2.74	$1.75	$0.80
Fourth Quarter	$1.50	$0.51	$6.50	$3.50	$1.90	$0.95
      As of April 13, 2005, we had 34,937,780 shares of common stock outstanding held by approximately 196 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
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

Item 6.	Management’s Discussion and Analysis
      The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in Item 7 of this report.
Overview
Factors That May Affect Future Results and Financial Condition

A Material level of Our Revenues Are Generated Through Sales to Our International Distributor in Europe and the Middle East.
      In 2005, 11.9% of our revenues were generated through sales to Elumina Iberica S.A., our European and Middle Eastern Distributor. We expect that this percentage will grow in 2006. Should Elumina, for whatever reason, cease to operate or operates at a level below expectations, our results of operations will be adversely affected. In addition, in the first quarter of 2006, we extended credit terms to Elumina on the sale of approximately $1.5 million of equipment to be installed at various course in the United Kingdom, France and Spain. Should Elumina not pay the amounts owed when due, we could suffer cash flow issues and our operations in general would be adversely affected.

We depend on licensed technology from third parties and our failure to maintain these licenses would adversely affect us.
      We utilize a variety of technologies in our business. In some situations, we do not own the patents or copyrights for the technology we utilize. Instead, we license or outsource certain technology integral to our business from third parties, including Microsoft Corporation and Optimal Golf Solutions, Inc. Our commercial success will depend in part on our maintenance of these licenses and on this licensed technology not infringing on the propriety rights of others and not breaching other technology licenses that cover the technology we use in our business. It is uncertain whether any third-party patents will require us to utilize or develop alternative technology or to alter our business plan, obtain additional licenses, or cease activities that infringe on third-parties’ intellectual property rights. Our inability to maintain or acquire any third party licenses, or to integrate the related third-party products into our business plan, could result in delays in development unless and until equivalent products can be identified, licensed, and integrated. Existing or future licenses may not continue to be available to us on commercially reasonable terms. Litigation, which could result in substantial cost to us, may be necessary to enforce any patents licensed to us or to determine the scope and validity of third-party obligations.

We may be unable to effectively protect or retain our intellectual property, which would negatively affect our ability to compete.
      We believe that the protection of our intellectual property rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the U.S. Many U.S. companies have encountered substantial infringement problems in foreign countries. We hold certain international patents. We cannot be certain that patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not develop our unpatented proprietary technology or effective competing technologies on their own. Patents we currently own are subject to continued debt payments on a note that provided for the purchase of the patents and we may lose the patent ownership if we default on future debt payments.

Our efforts to enforce and defend our intellectual property may cause us to become involved in costly and lengthy litigation, which could seriously harm our business.
      In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. We may become involved in litigation in the future to enforce and defend our intellectual property rights or to determine the scope and applicability of the proprietary rights of others. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

•	pay damages to the party claiming infringement;

•	cease selling our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all; or

•	redesign those products that use infringing intellectual property or cease to use an infringing trademark.

      ProLink was served notice that it has been named in a patent infringement claim filed by GPS Industries in the Patents County Court in London, England, alleging infringement of certain patents held by it. ProLink intends to vigorously defend itself against this action that it believes has no basis but we cannot assure you that ProLink will prevail. Further, it is likely that ProLink will incur significant legal costs during the pendency of this action.

We rely on technological development and we risk possible technological obsolescence.
      Our business is dependent upon utilization of changing technology. Our ability to adapt to evolving technologies, obtain new technology and maintain technological advantages will be important to our future success. As new technologies develop, one or more of the technologies we currently utilize or implement may become obsolete or competitive pressures may force us to implement such new technologies at substantial cost. There can be no assurance that we will be able to successfully utilize, or expend the financial resources necessary to acquire new technologies, or that others will not either achieve technological expertise comparable to or exceeding that of our Company or that others will not implement new technologies before us. In such cases, our business, financial condition and results of operations could be materially adversely affected.

We depend on sole source and limited source suppliers for certain key components, and if we are unable to buy these components on a timely basis, our inability to deliver our products to our customers in a timely manner may result in reduced revenue and lost sales.
      At current sales levels we purchase several component parts from sole source and limited-source suppliers. As a result, if our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large-volume customers will receive priority. If we are delayed in acquiring components for our products, the manufacture and shipment of our products also will be delayed. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on desired delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will also result in delays. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock
      A significant percentage of our expense, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.
      Quarterly operating results that are below expectation of public market analysts could adversely affect the market price of our common stock. Factors that could cause fluctuations in our operating results include the following:

•	Economic conditions, which may affect our customers’ and potential customers’ budgets for GPS technology expenditures;

•	The timing of orders and longer sales cycles;

•	The timing of GPS system implementations, which are highly dependent on customer discretion; and

•	The timing and market acceptance of new products or product enhancements by either us or our competitors.
      Because of these and other factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful.

A significant manufacturing defect could adversely affect us.
      We enter into Service Agreements with all of our golf course customers. If we were to experience a significant manufacturing defect, our costs of service would significantly increase, our service revenues would decline, and our reputation in the market would suffer.

Any acquisitions we make could disrupt our business and harm our financial condition.
      From time to time, as part of our corporate strategy, we may review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. As a company, we have no experience in making acquisitions. Acquisitions entail a number of risks that could materially and adversely affect our business, operating results and financial condition including:

•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	potential disruption of our ongoing business and distraction of our management;

•	difficulties in retaining business relationships with suppliers and customers of the acquired companies;

•	difficulties in coordinating and integrating overall business strategies, sales and marketing, and research and development efforts;

•	the maintenance of corporate cultures, controls, procedures and policies;

•	risks associated with entering markets in which we lack prior experience;

•	the potential loss of key employees; and

•	unidentified issues not discovered in our due diligence process, including product quality issues and legal contingencies.
      Should we issue our common stock or other equity related purchase rights as consideration in an acquisition, current stockholders’ percentage ownership and earnings per share may become diluted.

Our customers have significant capital requirements.
      Generally, financing is required by our domestic customers to fund the acquisition of our equipment. We have initiated efforts, under the ProLink Capital brand, to bring the financing process in-house to provide a smoother, more efficient financing process for our golf course customers. We have been successful to date in drawing financing sources to ProLink Capital to provide third-party equipment leasing to our customers.
      However, no assurances can be given as to the availability or terms of any financing provided by such sources or otherwise that may be required or that financing will continue to be available at all under third-party equipment leasing facilities. In the event such capital resources are not available to our customers, our selling activities may be curtailed.

We may have difficulty managing any future growth and the related demands on our resources and may have difficulty in achieving future growth.
      We expect to experience rapid growth through market penetration and expansion in the foreseeable future. Any future growth may place a significant strain on our financial, technical, operational and administrative resources. Our ability to grow will depend upon a number of factors, including our ability to identify and acquire new sales and marketing personnel, our ability to continue to retain and attract skilled technical personnel, the success of our technology and access to capital. There can be no assurance that we will be successful in achieving growth or any other aspect of our business strategy.

Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock
      The gross margins for our products and services can vary considerably. Sales of used products generally yield higher gross margins than the sale of new product or service. If the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly affected.

We face risks associated with our international operations that could harm our financial condition and results of operations
      A growing percentage or our revenues have been generated by sales to our international distributors, and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have relationships with distributors covering territories including UK, Spain and Europe as a whole, South Africa, Australia, Malaysia and China. Our results of operations and the market price of our common stock could be significantly affected by the performance and financial condition of our distributors including the availability of financing for the purchase of our systems. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•	Difficulties and costs of staffing and managing foreign operations;

•	Differing regulatory and industry standards and certification requirements;

•	The complexities of foreign tax jurisdictions;

•	Reduced protection for intellectual property rights in some countries;

•	Currency exchange rate fluctuations; and

•	Import or export licensing requirements.

Management changes.
      The success of our business has been and will continue to be highly dependent upon our executive officers. A number of our senior management personnel have joined us recently, including Lawrence Bain, our Chief Executive Officer, Charles “Chuck” Sherman, our Chief Operating Officer, Barry Sullivan, our Chief Financial Officer and Dave Gomez, our General Counsel. There can be no assurance that these individuals will remain with us and we do not currently have employment agreements in place with any of our senior management.
      The loss of the services of any of our executive officers could have a materially adverse effect upon our business and development. Our continued growth also depends upon our ability to attract and retain additional skilled administrative, sales, and technical personnel. Competition for such persons is intense, and we may not be successful in recruiting and retaining such personnel.

Concentration of stock ownership and control.
      Mr. Steven Fisher, the Chairman of our Board of Directors, directly or indirectly controls 7,435,573 shares, or approximately 21.6% of our currently outstanding Common Stock. In addition, Mr. Robert Ellin, a member of our Board of Directors, directly or indirectly controls 6,314,927 shares, or approximately 18.3% of our currently outstanding Common Stock. As a result, Mr. Fisher and Mr. Ellin will possess significant influence over us. The share ownership and control may have the effect of impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging, delaying, or preventing a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Implementation of new ERP system.
      We recently purchased a new ERP system to better enable us to track multiple functions including accounting, service and maintenance and call center information. Any delay in the implementation or improper implementation may have an adverse impact on our result of operations. This system designed by Microsoft and Iteration2 will require significant resources to fully support the implementation of this system. All of our departments will have a major role in providing input to successful launch the project. This input will alter the focus of department heads and personnel during this phase and will cause disruption to the business if we fall behind our timelines. In addition, we plan on running dual systems for an undetermined amount of time that will cause redundant work and increase expenses during the transition. Furthermore, once we transition over to the new ERP system we will be fully reliant on it for all reporting functions, accounting, and accuracy to such reporting. Since it is a new system we cannot guarantee the stability of the system.

Competition.
      We have two major competitors, UpLink Corporation and GPS Industries, Inc. If Uplink is able to leverage its relationship with Club Car successfully it may reduce the competitive edge that we may have had in the past through our relationship with E-Z-Go. Our inability to compete successfully would have a material adverse effect on our business, operating results and financial condition.

General economic conditions.
      As with any company, our success depends in part on general economic conditions, including consumer confidence, inflation, interest rates and the level of unemployment or any impact on general economic conditions caused by future terrorist activities. Future trends in economic conditions are impossible to predict. We cannot predict the long-term impact of these events on the economy or our company. Continuing negative impacts of these events or an unfavorable change in economic conditions could have a material adverse effect on our business, financial condition, and results of operation.

We do not intend to pay cash dividends.
      The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future.

You will experience future dilution upon the exercise of outstanding warrants and options.
      As of December 31, 2005, there are options granted or available to be granted to acquire 10,805,339 shares of the Company’s common stock, of which 9,338,538 options are outstanding. In addition, there are various warrants outstanding that have been previously issued to acquire 2,180,121 of the Company’s common stock. Exercise of such options or warrants will result in further dilution.

Sales of additional common stock and securities convertible into our common stock may dilute the voting power of current holders.
      We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock. These are “blank check” preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without stockholder consent. No preferred shares are outstanding, and we currently do not intend to issue any shares of preferred stock in the foreseeable future. Any shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock and have preferences over shares of common stock with respect to dividends and liquidation rights.

Our common stock has very little trading volume and has experienced and may continue to undergo extreme market price and volume fluctuation.
      Stock markets in general and the NASDAQ Stock Market in particular, have experienced extreme price and volume fluctuations, particularly in recent years. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced and may continue to undergo extreme fluctuations due to a variety of factors, including:

•	General and industry-specific business, economic and market conditions;

•	A small market float as a result of a large amount of our common stock held by our affiliates being subject to restrictions on resale pursuant to the federal securities laws;

•	Actual or anticipated fluctuations in operating results, including those arising as a result in any impairment of intangible assets;

•	Changes in or our failure to meet analysts’ estimates or expectations;

•	Public announcements concerning us, including announcements of litigation, our competitors or our industry;

•	Introduction of new products or services or announcements of significant contracts by us or our competitors;

•	Acquisitions, strategic partnership, joint ventures or capital commitments by us or our competitors;

•	Adverse development sin patent or other proprietary rights; and

•	Announcements of technological innovations by our competitors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
      The following discussion and analysis is of ProLink’s financial condition and results of operations for the year ended December 31, 2005 and for the period January 22, 2004 (inception) through January 1, 2005 and should be read in conjunction with the financial statements and notes thereto.
Overview
      ProLink Holdings Corp. owned 98.5% of ProLink Solutions, LLC, its only operating subsidiary at December 31, 2005, and subsequently acquired the remaining 1.5% as a part of the ParView, Inc bankruptcy process. ProLink Solutions, LLC was formed as of January 22, 2004 as the result of the contribution of assets and liabilities of a predecessor company, ProLink, Inc. and the contribution of certain assets and liabilities of a company, ParView, Inc. Both companies developed and marketed electronic yardage and management information systems utilizing Global Positioning Satellites to golf courses, primarily in North America.
      ProLink currently develops and markets electronic yardage and large management information systems, or Systems, utilizing Global Positioning Satellites (GPS) to golf courses in North America, Europe, the Middle East, Japan, South Africa and Australia. While the Systems provide accurate yardage information for golfers, their primary benefit is their course management functionality to the golf course. ProLink provides software support and maintenance services for all of its products.
      Substantially all of the assets and operations of ProLink, and accordingly, the Company’s assets and operations, are located in Chandler, Arizona. International sales are made to companies in foreign countries who have executed a distribution agreement with ProLink except for Japan where ProLink sells directly to a publicly-held company that owns and operates golf courses.
      The market for GPS systems within the golf industry is extremely competitive with a limited number of potential customers. The typical golf course customer has been a high-end daily fee or resort course that is available to the public for play. Our results of operations are affected by local and national economic trends, weather to the extent that it affects golf courses, technology changes in the GPS industry and product development of our competitors, among other factors.
Critical Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, industry trends and various other sources of information and factors. Actual results may differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. We have identified the following accounting principles that we believe are key to an understanding of our financial statement and require management’s most difficult, subjective judgments.
Revenue Recognition
      Our revenues are derived from multiple sources and are reported under the following classifications:
      System sales. System sales revenue is derived from the sale of GPS systems. Revenue from the sale of systems in North America and Japan is generally recognized upon installation of the system and acceptance by the golf course customer. Sales to international distributors is generally recognized upon shipment from our contract manufacturer. Sales to international distributors are normally paid in full prior to shipment or are secured by an irrevocable letter of credit. In certain circumstances, credit may be granted to our European distributor.

      Service and Maintenance Revenue. Service and maintenance revenue are derived from service contracts with users of the GPS system and are recognized as services are provided, typically on a monthly basis. Normal service and maintenance services are billed based upon a dollar amount per golf cart equipped with the GPS system. Service and maintenance provided outside of service contracts is billed and payable in advance of providing the service and is recognized when the service is performed. For certain “pay-for-play” leases, service and maintenance revenue is billed and collected by the finance company and remitted to ProLink in accordance with the terms of an agreement between the finance company and ProLink.
      Advertising Revenue. Advertising revenue is derived from selling advertising for display on the screens of the GPS system on the golf course pursuant to agreements that ProLink enters into with advertisers. Revenue is recognized as the advertising is delivered on the system.
      Financing Revenue. Financing revenue is earned from arranging financing with third party lenders for golf courses for the purchase of the ProLink GPS system, turf and grounds equipment and other capital needs. Revenue is earned upon the completion and funding of the financing transaction. We had no financing revenue through December 31, 2005.
Costs and Expenses
      Cost of System Sales. The cost of system sales include the direct material cost of the hardware and related peripherals, direct and contract labor to install, the cost of shipping and freight, licensing and any duties or taxes as well as the cost of lease buyouts on equipment being replaced.
      Cost of Advertising. The cost of advertising consists primarily of revenue sharing payments to participating golf courses in addition to the direct cost of producing ad copy and advertising agency fees, if any.
      Customer Support Service. Customer support service costs are largely fixed costs including salaries, benefits, travel and supply costs of our support team. These costs include the support center located in Chandler, Arizona as well as the costs of service technicians in the field. Service technicians provide support to the golf course in addition to providing labor for installation. When the technician performs installations their costs are allocated to the cost of the system sales.
      Selling General and Administrative. Selling, general and administrative costs are comprised primarily of salaries, benefits and related costs for management and operations staff, legal, accounting and other professional fees, travel expenses, facility and information technology costs.
      Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts based upon our estimates of amounts that will be realized from customers. We develop the allowance based upon our experience with specific customers and our judgment as to the likelihood of ultimate payment. We consider the collection experience with the entire portfolio of our receivables and makes estimates regarding collectibility based on trends in aging. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, an increase in the allowance could be required in the future. In addition, a large component of our accounts receivable balance is due from third party lenders, subject to maintaining minimum reserve requirements with the lender. We have established a significant allowance against the balance receivable until minimum reserve requirements are met. The inability to maintain minimum reserves with third party lenders will impair our ability to collect on current and future service revenues and may result in an increase in this allowance in future periods. Such an increase would reduce income.
      Allowance for Inventory Obsolescence. We maintain an allowance for obsolete and slow moving inventory based upon a review of sales trends of products, the development of new technology, both internally and externally and the changes to current product lines, as well as other various factors. Increases in this reserve in future periods would result in a decrease in income.
      Interest in Residual Lease Equipment. We acquired the interest in residual lease equipment from E-Z-Go in June 2005 and recorded it at its estimated value at the time of acquisition based upon the assumption that the equipment will be resold upon expiration of the related leases to new or existing customers over the next 3-5 years. We also acquired the interest in residual lease equipment from the bankruptcy estate of ParView in March 2006. Should the market for used GPS equipment not be as strong as anticipated by management the value of this equipment could decrease substantially requiring the recorded value of the asset to be reduced. This would decrease our income in future periods.
      Accrued Liabilities. The Company has been involved in litigation with various parties as a result of the contribution of assets and liabilities of predecessor companies and the bankruptcy filing of ParView, Inc., one of the predecessor companies. As a result, we have recorded a reserve for probable claims and costs in the amount of $680,000 as of December 31, 2005.
      Stock-Based Compensation. We issue stock options to employees under the terms of the “2005 Employee, Director and Consultant Stock Plan”. Accounting principles generally accepted in the United States of America (GAAP) provide two alternative methods of accounting for stock options issued under the terms and conditions that we typically issue them. One alternative is to estimate the fair value of the stock option at the date of grant and amortize that value as an expense to operations over the contractual vesting period. The other option currently available to companies reporting under GAAP is to estimate the fair value of the option at the grant date, but only reflect the impact of the amortization in a footnote to the financial statements and to forgo adjusting the statement of operations. We currently utilize the second of these options and we reflect the impact of adoption amortization in the footnotes to our financial statements. As illustrated in the notes to the financial statements, were we to change our accounting policy in this matter to reflect option expense in our statement of operations, our results of operations would be adversely affected. The amount of stock-based compensation expense we recognize would change if the underlying assumptions used to estimate it were to change. The Financial Accounting Standards Board (FASB) recently revised the current applicable accounting pronouncements related to accounting for stock options to require us to reflect our options expense in our statements of operations no later than the first quarter of 2006.
      Recent Accounting Pronouncements. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinion (APB) No. 20 “Accounting for Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion 28.” SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. Unless adopted earlier, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have an impact on our financial position or results of operations.
      In December 2004 the Financial Accounting Standards board issued Statement Of Financial Accounting Standard No. 123 (revised 2004), Share Based Payment (SFAS 123R). Under SFAS 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition within the financial statements. SFAS 123R is effective for small public companies in the first annual reporting period beginning after December 15, 2005.
      The Company expects that the adoption of SFAS 123R will have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis. The Company is in the process of evaluating the impact of SFAS 123R, and has not yet quantified the expense impact of this accounting pronouncement on future financial periods. The impact on future periods will be dependent upon the number of options and warrants that are issued.
      In November 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, Inventory Costs. Under SFAS 151 companies are required to record as period charges abnormal amounts of idle facility expense, freight, handling costs and waste material. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005.
Results of Operations
      Twelve Months Ended December 31, 2005 and Period January 22, 2004 (Inception) Through January 1, 2005
      Total revenues of the Company are as follows:

		For the Period
	For the	January 22, 2004
	Year Ended	(Inception) through
	December 31, 2005	January 1, 2005

Net revenues	$14,129,217	$9,116,966
Service revenues, net	$2,050,547	$1,610,517

Total revenues	$16,179,764	$10,727,483

Revenue
      Net revenue for the year ended December 31, 2005 was $14,129,217 versus revenue for the prior period of $9,116,966, an increase of $5,012,251 or 54.98%. The increase in revenue was the result of the sale of an increased number of GPS systems, both domestically and in particular to our international customers. Total revenue derived from sales to international customers was $4,140,111 in 2005 as compared to $555,000 for the period ended January 1, 2005. Our developing relationship with Elumina Iberica, our distribution partner for Europe and the Middle East, is the primary reason for the increase in international sales. In 2005 Elumina Iberica accounted for $1,928,460 or 11.9% of total revenues.
      The short period ended January 1, 2005 does not affect comparability of revenue, as there were immaterial revenues in the first quarter of both periods.

Gross Margin
      Gross margin for the year ended December 31, 2005 was 41.6% versus 30.7% for the period ended January 1, 2005. Gross margin improved in 2005 due to continued emphasis on maintaining adequate gross margin on system sales, the sale of pre-owned GameStar GPS systems which yield gross margins typically in excess of 60% and continued emphasis on reducing product costs and improving installation efficiencies.
      Gross margin in 2005 was negatively impacted by increases in reserves for inventory obsolescence totaling approximately $398,000 or 2.5% of total 2005 revenues. A number of system sales in the fourth quarter included the cost of repurchasing used equipment totaling approximately $856,000 reducing annual gross margin by approximately 5.3%. Gross margin in 2004 was negatively impacted by reserves for inventory obsolescence totaling $1.127 million or 10.5% of 2004 revenues.
      Management expects gross margins on system sales to continue to improve in 2006 with continued sales of pre-owned GameStar systems at higher than average gross margin, improved management of inventories to reduce exposure to obsolescence and an increase in gross margin on international sales. Gross margin would be negatively impacted in 2006 should there be a significant number of system sales requiring the repurchase of used equipment on existing systems.

Other Revenue
      Other revenue consists of service revenue earned from service contracts with golf courses, net of an allowance for collectibility of amounts received by third party lenders from golf course customers, the remittance of which is subject to the maintenance of reserves with the lender. Gross revenue for 2006 is expected to increase as a result of an increased customer base, increased billing rates for service and the implementation of new service contracts for course customers whose contracts were terminated as a result of the bankruptcy court action involving ParView, Inc.

Customer Support Service
      Customer support service expenses consist of salaries, benefits, contract labor, travel and related costs of providing our customers service and technical support for GPS systems. For the year ended December 31, 2005 customer support service expenses were $3,248,740 as compared to $2,580,343 for the period ended January 1, 2005, an increase of $668,397 or 25.9%. Customer support service expense was 20.08% of total revenue in 2005 versus 24.05% in 2004. The increase in expense was primarily in the areas of salaries and benefits and travel and reflected the significant increase in system sales as well as management’s investment to build an effective customer support function for ProLink Solutions, LLC. For 2006 management expects customer support service expense to continue to decline as a percentage of revenue and increase in dollar amount at a significantly reduced pace as service infrastructure is built out.

Selling, General and Administrative Expenses
      For the year ended December 31, 2005 selling, general and administrative expenses were $6,988,061 and were $8,738,499 for the period ended January 1, 2005, a reduction of $1,750,438 or 20.03%. The major reductions in expense from 2004 to 2005 were in facilities, bad debt expense, contract labor, and legal fees in the normal course of business. There were merger related expenses in both 2005 for the reverse merger executed in December 2005 and for a proposed transaction in 2004, however the 2005 expenses were lower by $594,000 than those incurred in 2004. The merger related expenses were primarily legal, accounting and other professional fees.
      For 2006 selling, general and administrative expenses are expected to increase due to the addition of new employees in late 2005 and early 2006 in the areas of sales and marketing and to facilitate compliance with the regulatory requirements imposed on a publicly-held company versus a privately-held company.

Other Income and Expense
      Other income was $135,268 for 2005 compared to other expense of $698,665 for the period ended January 1, 2005. Interest expense was higher in 2005 due to the placement of convertible debt, the acquisition of assets from E-Z-GO in exchange for a note and to a lesser degree the financing of the Company’s new ERP software system. Convertible debt was converted into equity in December 2005 in connection with the completion of the reverse merger. As detailed in the notes to the financial statements the Company recorded non-recurring gains from the extinguishment of accrued management fees and extinguishment of deferred service obligation as a result of the actions of the bankruptcy court and dissolution of ParView, Inc., a predecessor company. The Company had leased a GPS system directly to one golf course. In 2005 the golf course purchased a new system from ProLink Solutions, LLC with third party financing. As a result of this transaction the Company incurred a loss on the disposal of the assets held for lease in the amount of $36,929.
      In connection with the reverse merger transaction the Company paid two shareholders a combined total of approximately $175,000 to satisfy amounts that they had advanced to a predecessor company. Also, in connection with the reverse merger the Company paid Xerox $150,000 at the time of the reverse merger to satisfy in full any and all claims by Xerox against a predecessor company. The amounts were not recorded as a liability on the Company’s books prior to the merger and they were recorded as interest expense to related parties and other expense upon payment, respectively.
Liquidity and Capital Resources

Financial Condition
      Historically the Company has incurred substantial operating losses requiring it to seek capital in the forms of both debt and equity. However, our cash balances, flows and credit facilities are expected to be sufficient to meet our expected, recurring operating commitments and to fund planned capital expenditures in

2006. Should we fail to meet budget goals during 2006 we may require additional funding from debt or equity sources. Management will take advantage of favorable market conditions to raise additional capital should the opportunity present itself during the 2006 year.
      Our current priorities for the use of our cash are investment in projects intended to generate additional revenue and to increase our product delivery and operational effectiveness, as well as funding our liquidity needs.
      We have no present intention of using our available funds to pay cash dividends.
Sources and Uses of Cash
      Operating Activities — As of December 31, 2005 we had approximately $2.6 million in cash and investments and $3.26 million in common stock subscriptions receivable as compared to approximately $7,500 in cash at January 1, 2005. The primary use of our cash flow has been operations. Operating cash outflows include payments to vendors, services and supplies and the salaries and benefits we pay to our employees. Factors that impact the Company’s operating earnings that do not impact cash flows include depreciation and amortization, losses on the sale of assets, valuation allowances against accounts receivable and inventory and share based compensation. Changes in working capital generally correspond to operating activity. For example, as certain revenues increase a larger investment in working capital is typically required. During 2005 our operating cash flow was impacted by expenses related to the reverse merger transaction and payment of assumed obligations from predecessor companies. These are expected to be non-recurring transactions, which should improve cash flow from operations on a going forward basis.
      Investing Activities — Cash used for investing activities generally reflects the acquisition of assets. For equipment purchased during 2005 and 2004 we obtained financing which resulted in minimal outlays of cash.
      Financing Activities — We typically receive funds from the sale of our common stock and the proceeds of debt. We disburse funds primarily to reduce our debt in accordance with normal repayment terms. In 2005 and 2004 we obtained funds in the form of notes and convertible notes payable from investors. During 2005 all convertible notes were converted into membership interests of ProLink Solutions LLC just prior to the reverse merger transaction. As a result of the reverse merger transaction with Amalgamated we received approximately $3,019,906 in cash.
Long Term Debt
      The Company does not currently maintain working capital lines of credit, however it is currently reviewing its banking relationship and the opportunity to obtain a working capital credit facility in 2006.
      The Company currently owes approximately $3.25 million to E-Z-GO in connection with the financing of a settlement of an obligation executed in June 2005. There are discounts available to the Company in the event the note is paid prior to maturity. Management will evaluate the opportunity to retire the debt prior to maturity to take advantage of the discounts should the capital resources be available to do so.
Subsequent Liquidity Events
      In January 2006 the Company received $3.72 million in net proceeds from the sale of 4 million shares of its common stock in two private placements of securities (PIPE). In March 2006 the Company received an additional $500,000 in a PIPE from the sale of 500,000 shares of its common stock. All amounts are recorded net of expenses. The proceeds from these transactions are to be used for working capital and general corporate purposes.
      In February 2006 the Company acquired certain assets from the bankruptcy estate of ParView as well as certain leases from Putters Loan Trust for a total of $2.1 million. The Company paid $1.6 million in cash and executed a note payable for $500,000 bearing interest at 15% and which is due August 22, 2006. The Company is planning to sell most of the leases acquired and estimates it will receive proceeds of approximately $1.0 million from the sales.

Item 7.	Financial Statements and Supplementary Data
ProLink Holdings Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of
ProLink Holdings Corp.
Chandler, Arizona
      We have audited the accompanying consolidated balance sheet of ProLink Holdings Corp. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 and for the period from January 22, 2004 (Inception) through January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProLink Holdings Corp. as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period from January 22, 2004 (Inception) through January 1, 2005, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP
Denver, CO
April 14, 2006

ProLink Holdings Corp.
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS
CURRENT ASSETS:
Cash	$2,102,454
Investments	468,000
Subscriptions receivable, common stock	3,260,000
Accounts receivable, net of an allowance for doubtful accounts of $332,986	787,825
Inventories	1,034,932
Prepaid expenses and other current assets	188,640

TOTAL CURRENT ASSETS	7,841,851
EQUIPMENT, net	484,185
LICENSE, net of accumulated amortization of $464,894	1,435,106
INTEREST IN RESIDUAL LEASE EQUIPMENT	1,889,571
DEPOSITS AND OTHER ASSETS	106,722

TOTAL ASSETS	$11,757,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$773,908
Current maturities of long-term debt to related parties	500,000
Accounts payable	2,091,477
Accrued liabilities	1,861,810
Deferred revenue	322,303

TOTAL CURRENT LIABILITIES	5,549,498
LONG-TERM DEBT, net of current maturities	4,176,459
CONTINGENCIES, COMMITMENTS AND SUBSEQUENT EVENTS
(Notes 1, 2, 10, 12 and 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.0001, 10,000,000 shares authorized; zero shares issued and outstanding	—
Common stock, par value $.0001, 200,000,000 shares authorized; issued and outstanding 34,301,531 at December 31, 2005	3,430
Additional paid-in capital	14,121,411
Accumulated deficit	(12,093,363)

TOTAL STOCKHOLDERS’ EQUITY	2,031,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,757,435

See accompanying notes to the financial statements

ProLink Holdings Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period
	For the	January 22, 2004
	Year Ended	(Inception) Through
	December 31, 2005	January 1, 2005

REVENUES:
Net revenues	$14,129,217	$9,116,966
Cost of sales	9,449,236	7,432,334

Gross margin	4,679,981	1,684,632

OTHER REVENUES:
Service revenue net of an allowance of $495,603 and $1,190,993, respectively	2,050,547	1,610,517

OPERATING EXPENSES:
Customer support service	3,248,740	2,580,343
Selling, general and administrative	6,988,061	8,738,499

Total operating expenses	10,236,801	11,318,842

Loss from Operations	(3,506,273)	(8,023,693)

OTHER INCOME (EXPENSE):
Investment income	116,218	—
Interest expense, related parties	(847,103)	(294,342)
Interest expense, other	(205,978)	(153,547)
Loss on disposal of assets	(36,929)	—
Gain on extinguishment of accrued management fees	892,459	—
Gain on extinguishment of deferred service obligation	461,047	—
Other income (expense)	(244,446)	(250,776)

Total Other Income and Expense	135,268	(698,665)

NET LOSS	$(3,371,005)	$(8,722,358)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,635,969	19,178,088
Diluted	20,635,969	19,178,088
NET LOSS PER SHARE
Basic	$(0.16)	$(0.45)
Diluted	$(0.16)	$(0.45)
See accompanying notes to the financial statements

ProLink Holdings Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period January 22, 2004 (Inception) through December 31, 2005

			Members’ Interest			Total Members’
	Common	Additional	With Preferred	Members’	Accumulated	or Stockholders’
	Stock	Paid-In Capital	Distributions	Interest	Deficit	Equity (Deficit)

Beginning balance, January 22, 2004	$—	$—	$—	$—	$—	$—
Contribution of liabilities in excess of assets				(5,709,170)		(5,709,170)
Capital contributions			4,600,000			4,600,000
Net loss					(8,722,358)	(8,722,358)

Balance at January 1, 2005	$—	$—	$4,600,000	$(5,709,170)	$(8,722,358)	$(9,831,528)
Contribution of member interest with preferred distributions to member interest			(4,600,000)	4,600,000		—
Expense associated with issuance of members’ interests				25,000		25,000
Effect of recapitalization transaction on December 23, 2005; 10,393,362 shares	1,039	2,413,915		1,084,170		3,499,124
Conversion of notes and accrued interest into equity; 20,408,169 shares	2,041	8,263,572				8,265,613
Expense associated with issuance of warrants		184,274				184,274
Issuance of 3,500,000 shares of common stock in private placement of securities, net of offering costs; 3,500,000 shares	350	3,259,650				3,260,000
Net loss					(3,371,005)	(3,371,005)

Balance at December 31, 2005	$3,430	$14,121,411	$—	$—	$(12,093,363)	$2,031,478

See accompanying notes to the financial statements

ProLink Holdings Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		January 22, 2004
	For the	(Inception)
	Year Ended	Through January 1,
	December 31, 2005	2005

Net loss	$(3,371,005)	$(8,722,358)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	351,362	321,064
Provision for allowance on accounts receivable	164,625	1,279,930
Provision for allowances on inventories	91,518	1,076,205
Share-based compensation	209,274	—
Loss on disposal of equipment	36,929	—
Gain on extinguishment of accrued management fees	(892,459)	—
Gain on extinguishment of deferred service obligation	(461,047)	—
Changes in working capital components:
Accounts receivable	(752,280)	(1,278,915)
Inventories	925,375	(1,027,829)
Prepaid expenses and other current assets	24,230	49,834
Accounts payable	(131,790)	726,697
Accrued liabilities	487,868	384,644
Accrued liabilities to related parties	(434,707)	1,281,810
Deferred revenue	(1,595,102)	565,906

Net cash used in operating activities	(5,347,209)	(5,343,012)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(53,431)
Purchase of course assets	—	(110,446)
Purchase of interests in residual lease equipment	(200,000)	—
Deposits and other assets	(49,634)	—

Net cash used in investing activities	(249,634)	(163,877)
CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued management fees	(547,974)	(874,953)
Principal payments on debt	(1,171,675)	(548,908)
Net proceeds from borrowing on notes payable	6,391,500	2,338,290
Proceeds from contributions by members	—	4,600,000
Cash received in recapitalization transaction	3,019,906	—

Net cash provided by financing activities	7,691,757	5,514,429
NET INCREASE IN CASH	2,094,914	7,540
CASH, at beginning of period	7,540	—

CASH, at end of the period	$2,102,454	$7,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$266,833	$129,920

SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES:
Purchase of assets from E-Z-GO for a note payable	$3,671,369
Conversion of notes and accrued interest into membership interests	$8,265,613
See accompanying notes to the financial statements

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      Basis of Presentation — In December 2005 the Company completed a reverse merger with Amalgamated Technologies, Inc (AGMN). Although AGMN was the legal acquiror, the transaction was accounted for as a recapitalization of ProLink Solutions, LLC as ProLink was the operating entity and obtained a majority of ownership, board positions and management. After the transaction the name of the Company was changed to ProLink Holdings Corp. In January 2004 ProLink Solutions, LLC, a 98.5%-owned subsidiary and the operating business, was formed by the simultaneous contribution of $4,600,000 from certain investors and by the contribution and assignment of certain obligations from ProLink, Inc., an Arizona corporation (“ProLink”), and ParView, Inc., a Nevada corporation (“ParView”) (collectively, the “Predecessor Entities”), whereby the Predecessor Entities contributed most of their assets, assigned certain obligations, and assigned or licensed their rights and obligations under certain patents and agreements to the Company in exchange for membership interests in the Company. The contributions occurred on February 1, 2004, and the Company had substantially no activity during the period from Inception to February 1, 2004. Because of the contribution of cash from the investors and the fact that only certain assets and liabilities were contributed the Company believes it was the formation of a new enterprise and it was not an acquisition by ProLink, Inc. or ParView, Inc. Due to the predecessor nature of these entities the assets and liabilities of both ProLink and ParView were recorded at their historical net book values.
      Principles of Consolidation — The consolidated financial statements for the year ended December 31, 2005 include the accounts of ProLink Solutions, LLC, a 98.5% owned subsidiary. All inter-company accounts and transactions have been eliminated. The statements for the period ended January 1, 2005 are those of only ProLink Solutions, LLC. As of December 31, 2005 there has been no minority interest recorded in the financial statements for the membership interest not owned by the Company due to the negative equity at the time of the acquisition and continued losses of ProLink Solutions.
      Nature of Business — ProLink Solutions, LLC (the “Company”) develops and markets electronic yardage and management information systems (“PSL Systems” or “System”) utilizing Global Positioning Satellites (GPS) to golf courses in the North America, Europe, Japan, South Africa, Australia and China. While the PSL Systems provide accurate yardage information for golfers, their primary benefit is their course management functionality to the golf course. The Company provides software support and maintenance services for all of its products. The Company follows a 52-53 week year, ending on the last Saturday of the year. The year 2005 has 52 weeks and the period ended January 1, 2005 had 49 weeks.
      Liquidity — For the year ending December 31, 2005 and for the period ending January 1, 2005 the Company experienced losses from operations of $3,371,005 and $8,722,358, respectively. It also used cash in operations of $5,347,209 and $5,343,012, respectively. The Company has taken the following steps to improve its operations and liquidity and to address the liquidity concerns created by the past results of operations:

•	Completed a reverse merger transaction with a Company which made approximately $3,468,000 in cash and investments available to the Company

•	The Company raised approximately $4,200,000 at and subsequent to year-end from the issuance of equity, net of offering costs

•	Note holders converted $8,265,613 of notes payable and accrued interest into equity of the Company in conjunction with the reverse merger

•	In the second half of 2005 and continuing into 2006 the Company has experienced a significant increase in both domestic and international sales

•	The Company anticipates that it will have increased advertising revenue and revenues from financing in the future at increased gross margin rates

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The ultimate success of the Company will be dependent upon achieving profitable operations and positive cash flow from operations.
      Reclassification — Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the net loss.
      Use of Estimates — The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates include valuation allowances for inventory and accounts receivable including the service receivables under Pay for Play agreements, asset impairment and accruals for certain liabilities including contingent liabilities accrued since inception and obligations related to employee benefits, warrants to purchase the Company’s common stock and the valuation of acquired and repurchased assets.
      Fair Value of Financial Instruments — The Company uses financial instruments in the normal course of its business. The carrying values of cash equivalents, trade accounts receivable, accounts payable, accrued compensation and related costs and other current liabilities approximate fair market value due to the short-term maturities of these assets and liabilities. The Company’s remaining related party note was repaid at carrying value in January 2006, and therefore the carrying value approximates the fair value of the debt.
      Cash and Cash Equivalents — The Company considers all demand accounts with maturity of three months or less to be cash and cash equivalents.
      Investments — Investments consist of equity securities of one company, Majesco, and are available for sale. There was no unrealized gain or loss as carrying value and fair market value are the same and remained unchanged from the date of the reverse merger through December 31, 2005. Realized and unrealized gains and losses are recorded as they occur.
      Subscriptions Receivable — Subscriptions for the Company’s common stock, which were executed as of December 30, 2005 and paid in full immediately subsequent to year-end are recorded as receivable as of that date and as an addition to stockholders’ equity, net of offering expenses.
      Inventories — The Company values its inventories at the lower of cost (first-in, first-out basis) or market. Inventories are primarily comprised of finished electronic hardware, service parts and repair components. Inventories are reported net of valuation and obsolescence reserves, which total $1,167,723. The Company is also the custodian of certain inventory valued at $130,000 at December 31, 2005 owned by E-Z-GO that has been removed from golf courses at the end of a lease, or earlier in certain circumstances. As custodian, the Company is responsible for safeguarding the inventory, record keeping and providing insurance, and maintains the inventory at its facilities. Inventories are stated net of the customer owned inventory.
      Equipment — Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives ranging from three to five years. The cost of normal maintenance and repairs is charged to operating expenses as incurred.
      Course Assets — Course assets are leased to customers under both contingent and operating rental agreements. Contingent rentals, principally comprised of usage charges, are based on the number of rounds played. Contingent rental income was immaterial in 2005 and 2004. Course assets are stated at amortized cost. Depreciation is computed using the straight-line method over the estimated useful life of five years. Course assets totaled $14,445, net, are recorded with Other Assets on the balance sheet.

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      System Sales — Revenue from system sales in the United States and Canada is recognized when installation is substantially complete and the customer or user notifies the Company of acceptance. The Company defers 5% of the gross revenue from certain sales to recognize potential liability from a limited guarantee of certain debt (See Note 12). Any remaining installation costs, which are generally not material, are accrued at the time of revenue recognition. Revenue from international system sales is recognized upon shipment from the manufacturer. International sales are contracted for in U.S. dollars.
      Pay for Play — Revenue from systems and related equipment under operating leases or from various Pay-for-Play agreements (where the course pays based on the number of rounds played) is recognized over the lease term as it becomes receivable according to the provisions of the lease or agreement. Deferred revenue (see also Note 12) is recognized on a straight-line basis over the lease term.
      Services — Revenue derived from service contracts in effect with users of the GPS system is recognized monthly at the time of billing. For service requirements outside of the scope of service contracts, customers are billed on a time and materials basis. As of inception, ParView had recorded deferred service revenue for contracts paid in full in advance of the service period. The Company recorded the majority of the deferred revenue in conjunction with the contribution of assets and assignment of liabilities of ParView and was amortizing the deferred revenue into income over the life of the service contracts. These contracts were voided by the bankruptcy court and a gain was recorded in 2005. Service revenue from golf course customers with Pay for Play leases is retained by third party lease companies until certain escrow amounts are attained. The allowance for doubtful accounts related to these receivables is recorded as a reduction in service revenue.
      Advertising — The Company earns revenue from selling advertising for display on its system at participating golf courses. Revenue is recognized as advertising is delivered on the system, along with related costs to advertising agencies and fees paid to participating courses.
      Returns and Allowances — The Company has not experienced significant returns or warranty claims to date and, as a result, has not recorded a provision for the cost of returns and product warranty claims at December 31, 2005.
      The Company records an allowance for doubtful accounts based on the historical experience of write-offs and a detailed assessment of accounts receivable. Additions to the allowance for doubtful accounts generally represent a collection allowance on service revenue. In estimating the allowance for doubtful accounts, management considers the age of the accounts receivable, the Company’s historical write-offs, and the credit worthiness of the customer, among other factors. Should any of these factors change, the estimates made by management will also change accordingly, which could affect the level of the Company’s future provision for doubtful accounts. Uncollectible accounts are written off when it is determined that the specific balance is not collectible.
      At December 31, 2005 the Company has reserved the majority of amounts due for service and maintenance from unrelated financing companies. The finance companies own the systems and in turn, lease them to the end user. The amounts are payable to the Company when reserve account balances are funded in accordance with contractual terms in the Pay for Play lease pool. In coordination with lenders changes have been implemented including raising amounts charged per round in the Pay for Play program and deposited funds in a reserve account to achieve the targets and collect the service and maintenance revenue.
      Advertising and Marketing Costs — The Company expenses advertising and marketing costs as incurred. Advertising costs include public relations, trade show fees, brochures and other point-of-sale expenses. Advertising expense was approximately $273,663 and $207,919 for the periods ended December 31, 2005 and January 1, 2005, respectively.
      Shipping and Handling Costs — The Company expenses all shipping, delivery and handling costs in the period incurred.

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income Taxes — Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax-reporting basis. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.
      Credit and Business Risk — A majority of system sales have been financed through a sole third-party finance company. See Note 12. The Company sells PSL Systems to the third party leasing company, which acts as a distributor to golf courses and golf course management companies. Should financing for golf courses not be available through a third-party finance company the Company’s systems sales will be negatively impacted.
      The Company’s products rely on GPS signals. GPS satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. Such satellites are also subject to damage by the hostile space environment in which they operate. The United States government controls the GPS satellites and signals, and, although they are not expected to do so, they could modify or eliminate civilian use of the satellites or signals.
      The Company licenses certain technology from third parties, including Optimal Golf Solutions, Inc. The inability to continue to maintain these licenses on commercially reasonable terms or the inability to license new technology critical to our business may impair the Company’s future business.
      The Company periodically maintains cash balances in excess of the FDIC insurance limit of $100,000.
      Impairment of Long-Lived Assets — In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company does not believe that impairment exists as of December 31, 2005.
      Stock-Based Compensation Disclosures — The Company applies APB Opinion 25 and related interpretations in accounting for stock options and warrants granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since exercise prices were not less than the fair value of the Company’s membership interests on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for these awards and consistent with the fair value method allowed by SFAS 123, the Company’s net loss would have changed to the following proforma amounts:
      Year ended December 31, 2005:

Net loss as reported	$(3,371,005)
Proforma expense	$(6,329,750)

Proforma net loss	$(9,700,755)

Net Loss Per Share Basic and Diluted
As reported	$(0.16)
Pro forma	$(0.47)
      The options were valued using the Black-Scholes method with an expected volatility of 125%, a term of 10 years, a risk free rate of return of 4.58% and no expected dividends.

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net Income or Loss Per Share — Net income or loss per share is based on the weighted-average number of common shares outstanding during each fiscal year. Net income per share assuming dilution is based on the weighted-average number of common shares and share equivalents outstanding. Common share equivalents include the effect of dilutive stock options and stock awards. Common share equivalents also include the effect of assumed conversion of convertible debt when the effect of such assumed conversion is dilutive. Share equivalents totaling 11,518,659 shares are not included in the weighted-average shares outstanding for determining net loss per share, as the result would be anti-dilutive.
      Recent Accounting Pronouncements — In December 2004 the Financial Accounting Standards board issued Statement Of Financial Accounting Standard No. 123 (revised 2004), Share Based Payment (SFAS 123R). Under SFAS 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition within the financial statements. SFAS 123R will be effective for the Company in the first quarter of fiscal 2006.
      The Company expects that the adoption of SFAS 123R will have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis. The Company is in the process of evaluating the impact of SFAS 123R, and has not yet quantified the expense impact of this accounting pronouncement on future financial periods. The impact on future periods will be dependent upon the number of options and warrants that are issued. Had SFAS 123R been adopted as of December 31, 2005 the effect would have been similar to the pro forma results disclosed in the footnotes to these financial statements.
      In November 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 151, Inventory Costs. Under SFAS 151 companies are required to record as period charges abnormal amounts of idle facility expense, freight, handling costs and waste material. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have an impact on our financial position or results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinion (APB) No. 20 “Accounting for Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion 28.” SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. Unless adopted earlier, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have an impact on our financial position or results of operations.

2.	RELATED PARTY TRANSACTIONS:
      Management Services Agreements — On January 22, 2004, the Company entered into Management Services Agreements with the Predecessor Entities whereby certain employees and members of the Board of Directors of such entities agreed to advise and counsel the Company, assist in transitioning their customers, and maintain product names and recognition for one year. Unless the Company’s Board of Directors

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unanimously agrees at any time after the initial one-year term to terminate the agreements, the agreements will automatically renew on an annual basis for additional periods of one year up to a total of five years. In consideration for these services, the Company agreed to pay the Predecessor Entities fixed fees.
      The Company recorded a liability equal to the present value of the payments due through January 2006 on its opening balance sheet. In October 2005 the ParView agreement was terminated by action of the bankruptcy court in the matter of the ParView bankruptcy. As a result the Company was not liable for payment of management fees accrued, recording the amount as an item of Other Income and Expense in the fourth quarter of 2005 and extinguishing the liability. In November 2005 the agreement with ProLink, Inc. was terminated by our board of directors.
      As additional incentive compensation, for as long as there is a principal balance owed by ProLink to Comerica Bank in excess of $4,375,000, the Company will pay to ProLink a contingent fee, calculated on an annual basis of 20% of the profits of the Company up to $1,000,000 per year. In 2005, all amounts due to Comerica Bank were satisfied by the guarantors of the debt, eliminating the incentive outlined herein.
      Remarketing Agreement — In connection with customer leases of equipment entered into prior to Inception of the Company (an “Original Lease”), ProLink, ParView and the Company had entered into an agreement pursuant to which the Company has undertaken to remarket the equipment for ProLink and ParView (an “Original Party”) when such equipment becomes available at the end of the lease term or earlier in certain circumstances. The agreement had stipulated that costs and fees were to be paid to the Company, as adjusted from time to time pursuant to the agreement, commensurate with the remarketing services performed. This agreement was terminated pursuant to its terms in November 2005.
      Exclusive Services Agreement — In connection with certain maintenance service agreements entered into by ParView prior to Inception of the Company, ParView and the Company have entered into an agreement under which ParView has contracted with the Company to provide such services. The services to be provided include maintaining all licenses and permits necessary to operate the system and maintaining and servicing the system. The Company will also be responsible for the payment of costs and expenses related to providing such service. In consideration of performing the services, the Company will receive the fees pursuant to the service agreements. The term of the agreement runs concurrently with the term of each of the service agreements, through November 9, 2009.
      These maintenance service agreements were terminated by the bankruptcy court in October 2005 as a result of the bankruptcy filing of ParView, Inc. The Company has offered new maintenance service agreements to all affected golf course customers. As a result of the termination of the maintenance agreements the Company recorded as an item of Other Income and Expense the amount of $461,047, which represents the remaining unamortized opening balance sheet deferred revenue.
      True North Partners — In August 2000, ProLink entered into a sales and marketing agreement with E-Z-Go. (See also Note 12) As a result of entering into the agreement with E-Z-Go, ProLink agreed to pay a fee to True North Partners for its part in the consummation of the agreement with E-Z-Go. The Company’s CEO and President retains an ownership interest in True North Partners. This fee is 1.5% of the gross Pay-for-Play revenue on all leases entered into during the original term of the E-Z-Go sales and marketing agreement for the life of each lease. The Company also must pay 3% of the proceeds for all leases structured under a fixed rental arrangement. In connection with the acquisition of the Company by ProLink Holdings Corp. this agreement was terminated in exchange for a payment of $250,000 and the issuance of warrants to purchase 100,000 shares of PHC common stock at an exercise price of $1.50.
      Notes Payable — See Note 3 for a description of notes payable to related parties.

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITION OF PROLINK SOLUTIONS
      On December 23, 2005 Amalgamated Technologies Inc. acquired substantially all of the membership interests of ProLink Solutions, LLC. The transaction was structured from a legal standpoint as the acquisition of ProLink by Amalgamated. However, for accounting purposes the transaction was treated as a reverse merger of Amalgamated by ProLink. All financial statements presented herein represent the historical financial statements of the accounting acquirer, ProLink. ProLink entered into the transaction primarily to give it access to the public markets in financing its ongoing growth in both the domestic and international markets.
      As consideration for the merger, Amalgamated issued 20,408,169 shares of its common stock for all of the outstanding members’ interest in ProLink. Amalgamated had approximately $3.5 million in cash and investments at the time of the merger, which was its only significant asset, and had no significant liabilities. The merger has been accounted for using the purchase method of accounting, in accordance with SFAS No. 141. The results of operations of Amalgamated have been included in the Company’s results since December 23, 2005, but are immaterial.
      The following unaudited information presents the unaudited pro forma effects of the merger as if it had occurred on January 22, 2004:

	Unaudited	Unaudited
	2005	2004

Revenues	$16,179,764	$10,727,483
Gross margin	6,730,528	3,295,149
Operating expenses	11,334,570	12,069,178

Operating loss	(4,604,042)	(8,774,029)
Other income (expense)	(335,365)	(677,277)

Net loss	$(4,939,407)	$(9,451,306)

Net loss per share:
Basic and diluted	$(0.24)	$(0.49)
      Actual results would have been different from the pro forma results presented had the companies merged as of January 22, 2004.

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	DEBT:
      Long-Term Debt — Long-term debt consists of the following at December 31, 2005:

Notes payable, Microsoft Capital, monthly payments of principal and interest of $5,451 interest at an annual rate of 7.75%, due February, 2011, collateralized by certain equipment	$268,277
Notes payable to E-Z-GO, monthly payments of principal and interest of $65,833, interest at an annual rate of 6.5%, due July, 2008, collateralized by the purchased assets (See Note 12)	3,250,037
License agreement payable, monthly payments of principal and interest of $24,800, interest at an annual rate of 4.75%, due June 1, 2011	1,177,263
Senior Notes payable to related parties, interest at an annual rate of 5%, due in full at April 30, 2006	500,000
Capital lease obligations	249,889
Other	4,901

Total debt	5,450,367
Less current maturities, including $500,000 to related parties	(1,273,908)

Long-term debt, net of current maturities	$4,176,459

      Senior notes payable to related parties in the amount of $500,000 plus accrued interest were paid in full in January 2006.
      In connection with the merger transaction in December 2005, convertible debt in the amount of $8,265,613, including accrued interest, was converted into membership interests in ProLink Solutions, LLC pursuant to the original conversion terms. Immediately upon conversion the membership interests were exchanged for common stock of Amalgamated Technologies, Inc.
      As of December 31, 2005, aggregate maturities for the long-term debt for the years ended December 31 are as follows:

2006	$1,273,908
2007	1,096,314
2008	2,230,789
2009	270,945
2010	284,099
Thereafter	294,312

Total	$5,450,367

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	EQUIPMENT:
      Equipment, including capital lease equipment, consists of the following at December 31, 2005:

Office furniture and equipment	$91,485
Computer software and hardware	455,631
Machinery and equipment	76,143
Tooling and molds	51,830

675,089
Less accumulated depreciation	(190,904)

Equipment, net	$484,185

      Depreciation expense was $102,778 and $98,724 for 2005 and 2004, respectively.
6.     LONG-TERM ASSETS:
      Long-term assets consist of the following at December 31, 2005:

Patent license	$1,900,000
Less amortization	(464,894)

$1,435,106

Residual interests in equipment purchased from E-Z-GO (Note 12)	$1,889,571

      As of January 22, 2004 the Company obtained a non-exclusive, worldwide, paid-up right and license to exploit the licensed inventions for golf applications. The license is being amortized over the remaining life of the patent, which expires in 2011.

7.	ACCRUED LIABILITIES:
      Accrued liabilities consist of the following at December 31, 2005:

Wages, commissions and related benefits	$442,404
Professional fees	127,467
Accrued vendor liability	301,625
Accrued liability for predecessor claims	680,000
Interest	173,699
Other	136,615

Total Accrued Liabilities	$1,861,810

      As of December 31, 2005 the Company has accrued approximately $680,000 for probable future claims and expenses as a result of the bankruptcy filing of ParView, Inc. and probable claims from the creditors of ProLink, Inc., both predecessor companies. See Note 10 regarding litigation.
      On January 22, 2004 the Company executed a Management Services Agreement (see Note 2) which required the payment of management fees in exchange for advice and counsel from the management of predecessor companies. The Company recorded a liability as of January 22, 2004 equal to the present value of the payments due and payable through January 2006. The Management Services Agreement was cancelled pursuant to its terms by the Company in November 2005. The Company recorded a gain from the extinguishment of the liability for management fees as a result of the bankruptcy court terminating all

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreements and contracts for ParView, Inc. effective in October 2005 at which time the Company was legally relieved of its obligation to ParView.

8.	INTERNATIONAL REVENUE:
      International revenues were approximately $4,140,111 or 25.6% of total revenues for the period ended December 31, 2005 and were derived primarily from customers in Europe and Asia. Of total international revenues, approximately $1,928,460 or 11.9% of total revenues were to Elumina Iberica, the Company’s European distributor. The Company has no international assets.

9.	INCOME TAXES
      For the period through December 23, 2005 and for the period ended January 2, 2005 ProLink Solutions was a pass through entity for tax purposes and items of income and expense flowed through directly to its members. Accordingly, there was no material taxable income or loss and there are no operating losses or other carry-forward items for tax purposes. Net operating loss and other tax carry-forwards from Amalgamated cannot be utilized on a going forward basis due to a change in control.
      Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. At December 31, 2005 and January 1, 2005 the tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities are not material and would be reduced to zero with a full valuation allowance.

2005

Allowance for doubtful accounts	$536,000
Allowance for obsolete inventory	433,000
Employee compensation	92,750

Deferred tax asset	1,061,750
Valuation allowance for deferred taxes	(1,061,750)

Total	$—

      Accounting for income taxes requires significant judgments in estimating, among other things, the likelihood that the Company will realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances and the development of valuation models used for measuring the values of certain transactions. In addition, the Company’s operations are subject to government regulations in the United States and in foreign countries in which the Company operates related to taxation. The judgments and estimates used by the Company are subject to challenge by domestic and foreign taxing authorities. The Company recognizes tax liabilities at such time as they are judged to be probable of being incurred and they can be reasonably estimated. It is possible that either foreign or domestic taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of those currently recorded.

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS, CONCENTRATION AND CONTINGENCY:
      Leases — The Company leases various equipment and office space under operating leases. Approximate aggregate future commitments at December 31, 2005 under non-cancelable operating leases are as follows:

2006	$456,000
2007	336,000
2008	319,000

$1,111,000

      Rent expense for the periods ended December 31, 2005 and January 1, 2005 was $242,506 and $345,888, respectively.
      Litigation — On May 20, 2004 ParView filed a complaint against the Company, ProLink and others in the Twelfth Judicial Circuit Court, Sarasota County, State of Florida. ParView is an owner of the Company. The complaint alleges that the president of the Company, as an agent of ProLink, violated certain agreements that exist between the parties and he, and others, made false representations to ParView. The complaint seeks to rescind all agreements among the parties and return the parties to the status quo they had before the creation of the Company, and seeks other cures and remedies. The agreements provided for arbitration between the parties and a preliminary hearing was held on July 29, 2004 at which injunctive relief was ordered in favor of the Company, enjoining ParView from interfering with the Company’s customers, landlords, vendors, suppliers and other similarly situated such persons until further notice. On August 12, 2004, ParView filed for bankruptcy protection and the arbitration proceeding is being held in abeyance pending the outcome of the bankruptcy proceeding. The Company believes that it has other defenses against the allegations and that its claims against ParView are in excess of $2,000,000. In August 2005 the Court converted the ParView bankruptcy filing from Chapter 11 to Chapter 7 liquidation. On February 24, 2006, the bankruptcy court entered an order declaring ProLink and its bidding partner the winning bid for the assets of ParView out of the bankruptcy. On March 10, 2006 we closed on the purchase of these assets including the legal claims of ParView against ProLink, therefore this action will be terminated with prejudice.
      David Chessler, former president of ParView, Inc. filed a complaint against the Company to enforce a $175,000 claim as a result of a settlement with another party by Chessler for the same amount. The Company filed a counterclaim against Chessler for damages. On November 7, 2005 the Company, certain of its members, officers and related parties entered into an agreement with David Chessler and related parties to settle all disputes, arbitrations and litigations. Under the terms of the agreement Chessler obtained the right to sell and service a fixed and limited number of GPS units, which cannot be increased. Further, the agreement outlines Chessler’s future business activities in the GPS golf course industry. The rights created by the agreement that accrue to Chessler are not transferable or assignable in any way.
      On August 20, 2004, Inverrary Golf Club, LLC filed a complaint against the Company seeking to recover monies in excess of $15,000 purportedly due under various maintenance and service contracts entered into between Inverrary and ParView. On January 11, 2005 the Court dismissed this action without prejudice.
      The Company is a defendant in an action brought by Advantage Enterprises, Inc. The action arises out of a non-residential real property lease between ParView, Inc. and the predecessor of Advantage Enterprises, Inc. On October 21, 2005 the court granted the Company’s motion to dismiss but granted Advantage leave to amend. Total damages in the initial complaint were approximately $99,772 exclusive of interest, costs and fees. A mediation session has been set for April 26, 2006.
      On August 17, 2005 a demand for arbitration was filed by LA Lakeview Associates LP against Textron, Inc. demanding $23,500 plus costs, related to a Pay for Play agreement. The Company filed a claim against

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Lakeview for $40,922 on September 28, 2005 asserting improper termination of the Pay for Play agreement. An arbitrator has not yet been appointed.
      On August 23, 2005 a complaint was filed by The Ade Group, Inc. against the Company and an employee after the Company filed an action to recover damages due to a lease default by The Ade Group, Inc. Claim amounts have not been specified.
      In November 2005, a suit was filed against us and our European distributor, Elumina Iberica Limited, in the Patents County Court in the UK by GPS Industries, Inc. (GPSI), a competing company. The suit alleges that the Company infringed on certain international patents owned or controlled by GPSI on systems sold in the United Kingdom. The alleged infringed patents relate to the use of differential GPS in connection with golf courses and covers both system and process claims. The Company does not believe that we infringe on any valid patents in domestic or international markets and it intends to vigorously defend ourselves and seek recovery of litigation costs from GPSI. ProLink filed its defense and counterclaim in this action on January 30, 2006 and also filed for security for its costs from GPSI as an impecunious plaintiff and we were awarded the sum of £40,000 at that time that was placed in trust with the court should GPSI lose the case. A case management conference was held on March 17, 2006 to, among other things, set a trial date and decide on further awards of security for costs. At the case management conference, the Company was awarded further security for costs in the amount of £150,000 and a trial date of November 15, 2006 was set. GPSI has asked for an injunction to prevent us from selling our systems in the United Kingdom and damages for past infringement. The level of monetary damages has not been specified.
      The Company is involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on the Company. The Company has accrued amounts equal to its estimated losses that, in its judgment, it will incur as a result of these actions.

11.	STOCKHOLDERS’ EQUITY
      Private Placement of Securities — On December 30, 2005 ProLink Holdings Corp. entered into a Subscription Agreement with certain accredited investors whereby PHC completed a private placement offering of its common stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Pursuant to the terms of the private placement PHC sold 3,500,000 shares of its common stock at a purchase price of $1.00 per share for aggregate gross proceeds of $3,500,000. Investment banking fees of $240,000 were paid in connection with the placement in addition to granting warrants to purchase 100,000 shares of PHC’s common stock at an exercise price of $1.80 per share. As of December 31, 2005 the amount of $3,260,000 was recorded as subscriptions receivable, which was collected in full in January 2006. The warrants issued for services in connection with the private placement had not been earned as of December 31, 2005 and therefore no expense has been recorded as of that date. The warrant will be recorded as additional offering expense.
      Stock Option Plans- In December 2005 the Company granted 9,338,538 non-qualified stock options to employees, which are summarized as follows:

		Exercise Price

Outstanding, beginning of period	—	—
Granted	4,980,638	$0.08
Granted	4,124,900	$1.55
Granted	233,000	$1.55
Exercised	—

Outstanding, December 31, 2005	9,338,538	$0.71

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Non-qualified options were granted at a exercise prices of $.08 and $1.55,which was equal to the estimated fair value on the date of grant. All outstanding options were exercisable at December 31, 2005 except for the 233,000 options granted, which vest over three years ending December 31, 2008. All options expire in 2015, ten years from date of grant.
      Stock Purchase Warrants — During the year ended December 31, 2005 the Company issued a total of 2,180,121 warrants to purchase the Company’s common stock at prices ranging from $1.22 to 1.50 per share. All warrants were fully vested as of December 31, 2005. Of the total number of warrants issued, 1,336,468 were issued in connection with financing, 125,000 warrants were issued in payment of amounts owed and recorded by the Company as a liability, 618,653 warrants were issued to a director and 100,000 warrants were issued for services. In connection with the warrants issued for services the company recognized operating expense in the amount of $144,274. Warrants issued to settle accrued liabilities were valued at the amounts accrued.
      For the 1,336,468 warrants issued in connection with financing the Company has recorded interest expense in the fourth quarter in the amount of $40,000. At the time of the issuance of the financing warrants, ProLink was a private company. Accordingly, ProLink engaged an independent valuation expert who concluded that the fair value of the warrants was approximately $40,000, using the Black-Scholes calculation. This valuation is a significant estimate and was based upon a significant number of subjective variables as well as other relevant facts and circumstances surrounding the issuance of the warrants. The financial statements as of October 1, 2005 incorrectly stated that the warrants were issued at the time of the merger. Had interest expense been recorded in the period that ended October 1, 2005, the net loss would have increased from $1,688,891 to $1,728,891.

	Number of	Weighted
	Shares	Average
	Issuable	Exercise Price

Balance at January 1, 2005	—	—
Granted	2,180,121	$1.33
Exercised	—	—
Expired	—	—

Balance at December 31, 2005	2,180,121	$1.33

      The warrants expire at various dates from 2008 through 2015. The valuation was based upon a Black-Scholes calculation, assuming 3, 5 and 10 year lives, a risk free rate of return ranging from 3.64% to 4.58% and volatility of 125%.

12.	SALES AND MARKETING AND FINANCING AGREEMENTS
      E-Z-Go Sales and Marketing Agreement — In August 2000, ProLink entered into a sales and marketing agreement with E-Z-Go. As part of the agreement, E-Z-Go arranged for system sales to a financing company who then leased the systems to golf courses. ProLink receives its cost plus a standard markup, with the remaining profit split between ProLink and E-Z-Go. ProLink also receives 50% of the Pay-for-Play revenue generated from the lease, after deductions for finance company debt service, administration fee, and maintenance. The Company receives 70% of the administration fee and E-Z-Go receives 30% of the fee. The Company provides maintenance and service for these courses and receives compensation for these services.
      Purchase of Assets from E-Z-GO — On June 1, 2005 the Company purchased certain assets from E-Z-GO, a division of Textron, Inc. in exchange for cash and notes. The Company purchased 2,945 ProLink video display units and roofs, 900 ProLink computer units, the assignment of 24 golf lease contracts in default at the time of the transaction and E-Z-GO’s residual interest in all ProLink and ParView systems that were

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
leased under leases that have matured prior to the date of the agreement or are in default as of March 25, 2005 and E-Z-GO’s residual interest in all ProLink and Parview systems that are leased under leases that mature without default in the future. The asset purchase was allocated $416,160 to inventory, $153,000 to service inventory, $1,889,571 to residual interests in leased GPS systems installed at golf courses and $1,143,723 to satisfy an obligation of ProLink, Inc, a predecessor company.
      Under the terms of the agreement, the Company agreed to pay to E-Z-GO $200,000 at the closing, $50,000 within 60 days of the closing and thereafter 36 consecutive monthly payments of $65,833.33 beginning June 15, 2005 and continuing on the 15th of each month thereafter. The Company shall make a final payment of $1,580,012. The Company is entitled to scheduled discounts from $500,000 to $1,200,000 if the note is paid in full prior to maturity. E-Z-GO retains a security interest in the purchased assets.
      Financing Agreement — The Company and E-Z-Go were parties to a financing arrangement with an independent third party, NC Golf (NCG), a division of National City Bank. This agreement expired as of December 31, 2005. Under the agreement, NCG obtained the right of first refusal to finance new sales. All NCG Pay for Play leases will be placed in a pool. The Company has provided NCG a limited guarantee of the performance of the Pay for Play leases in the portfolio (The Limited Guarantee). The Limited Guarantee is reduced in future years if certain performance conditions are met. The Company has deferred revenues in an amount equal to the maximum amount due under the Limited Guarantee. The Company and E-Z-GO have also agreed to remarket, on a best efforts basis, any course assets that do not meet minimum performance criteria. The Company will be compensated for any remarketing activity.
      During the term of the lease, all Pay for Play revenue after payment of “debt service” and a monthly processing fee of $7,500 is deposited into an escrow account. “Debt Service” is defined as the amount needed to amortize to zero PFG’s purchase costs plus a rate of return, over the life of the lease. Funds will be released from escrow when the minimum reserve amount (less amounts paid by E-Z-Go or the Company) is accumulated in the escrow account. After payment of the service and administration cost, any remaining funds will be distributed 90% to the Company and 10% to NCG. If course assets are sold, any residual amount after payment of debt service (if any is owed) will be distributed under the same formula.
      For the period ended December 31, 2005, the majority of the Company’s revenues from domestic sales of PSL Systems were generated under the NCG agreement. As of December 31, 2005 and 2004, accounts receivable from NCG for maintenance and service fees due from pool leases were reserved in the amounts of $251,319 and $588,818,respectively, as the maximum reserve amount had not yet been accumulated in an escrow account. Amounts reserved for maintenance and service fees due from the Pay for Play lease pool are recorded as a reduction of revenue on the statement of operations

13.	SUBSEQUENT EVENTS
      Private Placement of Securities — On January 13, 2006 the Company entered into a subscription agreement with certain accredited investors whereby it completed a private placement offering of its common stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Pursuant to the terms of the private placement the Company sold 500,000 shares of its common stock at a purchase price of $1.00 per share for aggregate gross proceeds of $500,000. Investment banking fees of $40,000 were paid in connection with the placement.
      On March 31, 2006, the Company entered into a subscription agreement with certain accredited investors whereby the Company completed a private placement offering of its common stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Pursuant to the terms of the private placement, the Company sold 500,000 shares of its Common Stock at a purchase price of $1.00 per share for aggregate gross proceeds of $500,000. No investment banking fees were paid in connection with this placement.

ProLink Holdings Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Asset Acquisition — On February 23, 2006, the operating subsidiary, ProLink Solutions, LLC agreed to purchase certain assets from the bankruptcy estate of Parview, Inc. and certain other assets held by David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust. Pursuant to the Purchase and Sale Agreement between Signal Systems Associates LLC (“SSA”), the Company will pay the Seller an aggregate of $1,625,000 for (i) the Seller’s right to purchase certain assets from the bankruptcy estate of Parview, Inc., which assets included, among other things, approximately 125 lease residuals, equipment and membership interests in the Company and (ii) certain lease residual payments and certain GPS equipment from David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust (an affiliate of SSA) (the “Additional Assets”). The Parview Assets were the subject of an auction conducted by the United States Bankruptcy Court, Middle District of Florida, Tampa Division. SSA was the successful bidder at the auction with a successful bid price of $475,000 (which will be paid by the Company and is in addition to the $1,625,000 purchase price being paid to Seller). $500,000 of the purchase price will be paid by delivery of the Company’s promissory note, in the principal amount of $500,000, with interest at the rate of 15%, payable (interest only) monthly beginning on March 22, 2006 and ending on August 22, 2006 when all outstanding principal and interest becomes due and payable. The $500,000 promissory note is collateralized by a Security Agreement with the Parview Assets serving as collateral.
      Part of the Parview Assets consisted of the remaining approximate 1.5% interest of ProLink Solutions, LLC not owned by ProLink Holdings Corp. As a result of the acquisition of the Parview Assets, ProLink Solutions, LLC will be a 100% wholly-owned subsidiary of ProLink Holdings Corp.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Required Disclosures have been previously made in our Current Report on Form 8-K dated February 27, 2006, as amended.
Item 8a.     Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, our disclosure controls and procedures our internal controls over the preparation of the financial statement failed to detect and/or disclose that warrants to purchase a significant portion of the Company were issued and outstanding prior to October 1, 2005. In the October 1, 2005 financial statements, the issuance of these warrants was incorrectly characterized as being issued in conjunction with the reverse merger transaction as a subsequent event rather than issued in connection with a financing prior to October 1, 2005. Accordingly, no expense was reflected in connection with such issuance, and the warrants were not disclosed as outstanding as of the balance sheet date. While the warrant issuance was disclosed in the forepart of the related filing and while the error did not result in any material difference to the financial statements due to the relatively small amount of expense associated with their issuance, this weakness is evidence that creates a more than remote likelihood that material misstatement in the entity’s annual or interim financial statements will not be prevented or detected unless steps are taken to strengthen controls and prevent a recurrence of the problem that led to the incorrect statement.
The Company intends to take steps to cure this weakness and to provide additional controls, including adding additional personnel to its accounting team, including a controller, creating spreadsheet programs to track warrant and option issuances and related information and adding additional layers to the review process to cross check items such as these.
      (b) Changes in Internal Controls. We have evaluated our internal control over financial reporting as of the end of our fourth fiscal quarter. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will, however, be strengthening our internal control over financial reporting in response to the items disclosed in item (a) above.
Item 8b.     Other Information
      None.
PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
      The information required by this item and included under the captions “Meetings of the Board and Its Committees”, “Information Concerning Directors and Executive Officers”, “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” can be found in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held on June 22, 2006 (our “Proxy Statement”) and is incorporated herein by reference.

Item 10.	Executive Compensation
      The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions
      The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.

Item 13.	Exhibits
      (a) Financial Statements and Schedules
      The Consolidated Financial Statements of ProLink Holdings Corp. and subsidiary and the Independent Auditors’ Report are filed herein beginning on page 22 as set forth under Item 7 of this report.
      Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
      (b) Exhibits
      The exhibits list in the Index to Exhibits immediately following the signature page is incorporated herein by reference as the list of exhibits required as part of this report.

Item 14.	Principal Accountant Fees and Services
      The information required by this item and included under the captions “Audit Committee Report” and “Relationship with Independent Auditors” can be found in our Proxy Statement and is incorporated herein by reference.

SIGNATURES
      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 17th day of April, 2006.

PROLINK HOLDINGS CORP.

By	/s/ Lawrence D. Bain

Lawrence D. Bain
President and Chief Executive Officer
      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven D. Fisher Steven D. Fisher	Chairman of the Board	April 17, 2006

/s/ Lawrence D. Bain Lawrence D. Bain	Director, President and Chief Executive Officer	April 17, 2006

/s/ Barry A. Sullivan Barry A. Sullivan	Chief Financial Officer	April 17, 2006

/s/ Jay Wolf Jay Wolf	Director	April 17, 2006

/s/ Robert Ellin Robert Ellin	Director	April 17, 2006

/s/ Barry I. Regenstein Barry I. Regenstein	Director	April 17, 2006

/s/ William D. Fugazy, Jr. William D. Fugazy, Jr.	Director	April 17, 2006

Exhibit Index

Exhibit
Number	Title of Document	Notes

3.1	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware on January 20, 2006 and effective as of 12:01 a.m. on January 23, 2006.	(1)
3.2	Amendment to the Company’s Bylaws	(2)
4.1	Form of Warrant Agreement	*
10.1	Contribution Agreement between Amalgamated Technologies, Inc. and ProLink Solutions, LLC, dated as of December 23, 2005	(2)
10.2	Letter Agreement, by and between ProLink Solutions, LLC and FOC Financial Limited Partnership, dated May 6, 2005, Regarding $1,000,0000 Revolving Line of Credit	(2)
10.3	Revolving Promissory Note, in the Maximum Principal Amount of $1,000,000, Made by ProLink Solutions, LLC in favor of FOC Financial Limited Partnership, dated May 6, 2005	(2)
10.4	Management Agreement, by and between ProLink/ParView, LLC and FOC Financial Limited Partnership, dated January 23, 2004	(2)
10.5	Amendment 1 to Management Agreement, by and between ProLink/ParView, LLC and FOC Financial Limited Partnership, dated January 23, 2004	(2)
10.6	Amendment 2 to Management Agreement, by and between ProLink/ParView, LLC and FOC Financial Limited Partnership, dated January 23, 2004	(2)
10.7	Amendment 3 to Management Agreement, by and between ProLink/ParView, LLC and FOC Financial Limited Partnership, dated January 23, 2004	(2)
10.8	License Agreement, by and between ProLink/ParView, LLC and Optimal Golf Solutions, Inc., dated January 22, 2004	(2)
10.9	Exclusive Licensing and Distribution Agreement, by and between ProLink/ParView, LLC and Elumina Iberica SA, dated October 29, 2004	(2)
10.10	Amended and Restated Sales and Marketing Agreement, by and between ProLink, Inc. and Textron Inc., dated April 2002	(2)
10.11	Offer Letter of Employment by ProLink Solutions, LLC, to Barry Sullivan, dated May 20, 2005	(2)
10.12	Offer Letter of Employment by ProLink Solutions, LLC, to Danny Lam, dated August 22, 2005	(2)
10.13	Offer Letter of Employment by ProLink Solutions, LLC, to Dave Gomez, dated September 6, 2005	(2)
10.14	Offer Letter of Employment by ProLink Solutions, LLC, to Chuck Sherman, dated April 1, 2005	(2)
10.15	Amalgamated Technologies, Inc. 2005 Employee, Director and Consultant Stock Plan	(2)
10.16	Form of Amalgamated Technologies, Inc. Non-Qualified Stock Option Agreement	(2)
10.17	Purchase and Sale Agreement between Signal Systems Associates LLC (“SSA”), the entities described in Exhibit A attached thereto and ProLink Solutions, LLC	(3)
10.18	Commercial Promissory Note, dated February 23, 2006, by ProLink Solutions, LLC issued to David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust	(3)
10.19	Security Agreement, dated as of February 23, 2006, by ProLink Solutions, LLC issued to David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust	(3)
21	Subsidiaries of the Registrant	*
31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

Exhibit
Number	Title of Document	Notes

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002	*

*	Filed Herewith

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 26, 2006.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 23, 2005.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed March 1, 2006.