Form 10KSB/A
period 2005-12-31
ProLink Holdings Corp.
filed 2006-05-01
CIK 1072816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Amendment No. 1)
Form 10-KSB/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number: 0-25092
PROLINK HOLDINGS CORP.
(Name of small business issuer in its charter)

Delaware	86-0766246
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 S. Benson Ln., Chandler, Arizona	85224
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (480) 961-8800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	N/A
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
      The aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common stock was sold on April 27, 2006, was $38,787,064.
      The number of outstanding shares of the issuer’s common stock on April 27, 2006 was 34,937,780.
DOCUMENTS INCORPORATED BY REFERENCE
      None.

PROLINK HOLDINGS CORP. AND SUBSIDIARY
EXPLANATORY NOTE
      This Amendment No. 1 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2005 is being filed in order to include the information required under Items 9, 10, 11, 12 and 14 of Part III hereof and contains only those Items. For the full document, please refer to the Form 10-KSB previously filed in addition to this Form 10-KSB/ A.

PROLINK HOLDINGS CORP. AND SUBSIDIARY
AMENDMENT TO FORM 10-KSB ANNUAL REPORT
Year Ended December 31, 2005

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	3
Item 10.	Executive Compensation	6
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 12.	Certain Relationships and Related Transactions	10
Item 13.	Exhibits	11
Item 14.	Principal Accountant Fees and Services	11
EX-10.20
EX-14.1
EX-31.1
EX-31.2
EX-32.1

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
The Board of Directors
      Set forth below are the names of our directors, their ages, their offices in ProLink, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships, if any.

Name	Age	Position

William D. Fugazy, Jr.	55	Director
Steven D. Fisher	57	Chairman & Director
Lawrence D. Bain	56	President, Chief Executive Officer & Director
Robert Ellin	40	Director
Jay Wolf	33	Director
Barry I. Regenstein	49	Director
      William D. Fugazy, Jr. was appointed to the Board of Directors in connection with the acquisition of ProLink on December 23, 2005. He had previously served as a director and Chairman of the Board of ProLink from January 2004 until the acquisition and Chairman of the Board of Directors of ProLink from January 2004 until April 2005. Mr. Fugazy is a principal of CRC Group, Inc., which is a financial advisory and real estate services firm. Mr. Fugazy previously served as Executive Vice-President of FiberNet Telecom, Inc. Mr. Fugazy is a former Chief Executive Officer of Summit Aviation Corporation an executive aviation firm and was former Regional President of Koll Real Estate Services, a company that provided real estate services throughout the United States and Internationally. Prior to joining Koll, Mr. Fugazy was President of Tishman Management and Leasing Services Corporation a national real estate services company that was sold to Koll in 1992. Prior to joining Tishman, Mr. Fugazy was Executive Vice President of Muller and Company, Inc. a national investment banking and securities brokerage operation. Mr. Fugazy was also a partner of the Beacon Hotel and Resort Corporation. Mr. Fugazy served on the Board of Directors of MTR Gaming Group, Inc. that owns and operates casinos in West Virginia and Las Vegas. Mr. Fugazy also served on the Audit Committee of MTR. Mr. Fugazy holds a B.S. Degree from Fordham University in New York.
      Steven D. Fisher was appointed to the Board of Directors in connection with the acquisition of ProLink on December 23, 2005. He is currently the Chairman of our Board of Directors. He had previously served as a director and Chairman of the Board of Directors at ProLink from April 2005 until the acquisition. Mr. Fisher’s background is from the aerospace industry. He joined Space Data Corporation, a private Military missile and space contractor in 1972 after graduation with an Aerospace Engineering degree from the University of Oklahoma. Mr. Fisher became Space Data’s president in 1975 and later, through a leveraged buyout, became its owner in 1985. Mr. Fisher grew Space Data from a $5 million dollar per year revenue, 50 man company in 1985 to a 300 man, $50 million dollar per year revenue company in 1988 when he merged the company with Orbital Sciences Corporation. By 1991, the Space Data Division of Orbital had grown under Mr. Fisher’s leadership, to a 600 man, $90 million in revenue division of Orbital Sciences when the company conducted its initial public offering. Mr. Fisher continued to serve as Vice President for the Space Data Division and member of the board of directors of Orbital Sciences until his retirement in 1991. Mr. Fisher has been and continues to be an entrepreneur and owner of a number of and variety of small businesses including real estate development, printed circuit manufacturing, specialty metal roofing, farming, energy conservation systems, and GPS commercial applications over the past 15 years since his retirement from Orbital Sciences. Mr. Fisher also has served on the Board of Directors of Chandler Community Hospital, the Chandler Education Foundation, the University of Oklahoma’s Engineering College Board of Visitors, the Greater Phoenix Economic Development Counsel, and was a member of the Board of Directors of ProLink, Inc. since its inception and Chairman since 1998, a GPS golf company predecessor to ProLink Solutions.
      Lawrence D. Bain was appointed Chief Executive Officer and a director in connection with the acquisition of ProLink on December 23, 2005. He had been the President and CEO of ProLink since January 2004. Before joining ProLink, Mr. Bain was President and CEO of True North Advisors, LLC, a business advisory and consulting company. Prior to True North, he was a Managing Director of Stifel, Nicolaus & Company’s Corporate Finance Group. Prior to joining Stifel, Mr. Bain was a Managing Director at EVEREN Securities. He was previously a Managing Director at Dean Witter Morgan Stanley and EF Hutton & Company. Mr. Bain is a graduate of The Ohio State University, earning a B.S. in 1972. He has completed a Securities Industry Association Executive Program and is a Certified Investment Management Consultant by the Institute of Investment Management Consultants.
      Robert Ellin has been the President and a member of the Board of Directors since 2004 and served as the Chief Financial Officer from 2004 until the acquisition of ProLink. Mr. Ellin is the co-founder of Trinad Capital, L.P., a hedge fund dedicated to investing in micro-cap companies. Prior to founding Trinad, he founded and became President of Atlantis Equities Inc., a private investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public companies as well as select private company investments. Mr. Ellin frequently plays an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and was the Manager of Retail Operations at Lombard Securities. Mr. Ellin currently sits on the board of Shells Seafood Restaurants (OTC:SHLLS), Command Security Corporation (OTC:CMMD.OB), Mediavest, Inc. and U.S. Wireless Data Inc. (OTC:USWI). Mr. Ellin received a Bachelor of Arts from Pace University.
      Jay Wolf has been a member of the Board of Directors since 2004 and was our Secretary until the acquisition. Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf’s investment experience includes: senior and subordinated debt, private equity (including leveraged transactions), mergers & acquisitions and public equity investments. Mr. Wolf is the co-founder of Trinad Capital, L.P., a hedge fund dedicated to investing in micro-cap companies. Prior to founding Trinad, Mr. Wolf served as the Executive Vice President of Corporate Development for Wolf Group Integrated Communications Ltd. where he was responsible for the company’s acquisition program. Prior to that he worked at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank in the senior debt department and subsequently for Trillium Growth, the firm’s venture capital Fund. Mr. Wolf currently sits on the board of Shells Seafood Restaurants (OTC:SHLLS), Mediavest, Inc. and U.S. Wireless Data Inc. (OTC:USWI). Mr. Wolf received a Bachelor of Arts from Dalhousie University.
      Barry I. Regenstein has been a member of the Board of Directors since December 13, 2005. Mr. Regenstein is the President and Chief Financial Officer of Command Security Corporation. Trinad is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad. Mr. Regenstein has over 25 years of experience with 21 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the Corporation’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein currently sits on the boards of U.S. Wireless Data Inc. (OTC:USWI) and The Transit Alliance and GTJ, a privately owned group of companies. Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.
      Audit Committee. Our Audit Committee currently has three members, Steven D. Fisher (Chairman), Barry I. Regenstein and Jay Wolf. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. None of the members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission. We are in the process of selecting new candidates for the Board of Directors that will meet the requirements of such standards. We expect to complete this process by the end of the year. The Board has determined that Mr. Regenstein is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-B.

Executive Officers
      The following table sets forth certain information regarding our executive officers who are not also directors.

Name	Age	Position

Charles “Chuck” Sherman	52	Chief Operating Officer
Barry A. Sullivan	47	Chief Financial Officer
Danny Lam	47	President — Finance
Dave M. Gomez	41	Vice President, General Counsel & Corporate Secretary
      Charles “Chuck” Sherman was appointed the Chief Operating Officer in connection with the acquisition of ProLink on December 23, 2005. Mr. Sherman had served in the same position with ProLink since May 2004. He came to ProLink from a previous career in the Engineering and Construction industries. From 1999 to 2003, Mr. Sherman was a Senior Vice President for Comfort Systems USA in charge of their Business Solutions Group (BSG). He was responsible for creating a national engineering and project management organization for the $1B company. Mr. Sherman grew the BSG organization’s annual sales from Y$6M to a peak of Y$72M during a four year period. Prior to Comfort Systems, Mr. Sherman was president of ESS Engineering, Inc., a research engineering company focused on building energy efficiency. Mr. Sherman’s formal education is in Mechanical Engineering. He graduated Magna cum Laude from Arizona State University in 1978 with a BSME.
      Barry A. Sullivan was appointed the Chief Financial Officer in connection with the acquisition of ProLink on December 23, 2005. Mr. Sullivan had served in the same position with ProLink since June 2005. Prior to joining ProLink, Mr. Sullivan was Vice President for Institutional Advancement at Endicott College in Beverly, MA. Mr. Sullivan was Chief Operating Officer and Chief Financial Officer of Gloucester Fish Exchange, Inc., from 1999 to 2004, during which time it was briefly a wholly owned subsidiary of GlobalFoodExchange.com. Mr. Sullivan was co-founder and partner in the accounting firm Sullivan & Drooks, which was sold to American Express Tax & Business Services, Inc. in 1997. He has held accounting and finance positions with Bolt, Beranek and Newman, PriceWaterhouseCoopers and Stavisky, Shapiro and Whyte, CPA’s. Mr. Sullivan is a Certified Public Accountant in the Commonwealth of Massachusetts. He earned his undergraduate degree from Merrimack College and an MBA from Endicott College.
      Danny Lam was appointed as President — Finance in connection with the acquisition of ProLink on December 23, 2005. Mr. Lam joined ProLink in September 2005 when he was named President of ProLink Capital (ProLink’s trade name for it’s equipment financing activities) in December 2005. Mr. Lam has nearly thirty years of experience in the commercial lending industry. Mr. Lam past experience includes President and Chief Executive Officer of Bell Atlantic Capital Corporation, the multi billion dollar financial services subsidiary of Bell Atlantic (Verizon); Senior Vice President of AT&T Small Business Lending Corp one of the nations largest small business lenders and President and General Manager of American Express Business Finance Corporation a subsidiary of American Express Corporation that provided commercial working capital and term loans. Mr. Lam received a Bachelor of Arts degree from Pace University.
      Dave M. Gomez was appointed as Vice President, General Counsel and Corporate Secretary in connection with the acquisition of ProLink on December 23, 2005. He had served in the same positions with ProLink since September 2005. Mr. Gomez was formerly Senior Attorney at EaglePicher Incorporated from January 2004 until September 2005. From August 1996 to December 2003, he was a senior associate with the law firm of Quarles & Brady, Streich Lang, LLP in Phoenix, Arizona in their corporate and securities practice. Prior to his legal career, Mr. Gomez was a Senior Design Engineer with Loral-Vought Systems and Rockwell International Space Systems Division. Mr. Gomez holds a Bachelor’s degree in Aeronautical Engineering Technology from Arizona State University, an M.B.A. from Pepperdine University and a Juris Doctorate from The University of Texas School of Law.
      There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance
      Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except that one report, covering one transaction, was filed late by Danny Lam, an initial report of ownership was filed late by Danny Lam.
      An Annual Statement of Beneficial Ownership on Form 5 is not required to be filed if there are no previously unreported transactions or holdings to report. Nevertheless, we are required to disclose the names of directors, officers and 10% shareholders who did not file a Form 5 unless we have obtained a written statement that no filing is required. At the date of report, we have received written statements from all of our directors and officers that no Form 5 filings were required.
Code of Conduct and Ethics
      We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the code of conduct and ethics is posted on our website at www.goprolink.com and is filed as an exhibit to our Annual Report on Form 10-KSB. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Item 10.	Executive Compensation
Summary Compensation Table
      The following table shows the total compensation paid or accrued during the three fiscal years ended December 31, 2005, 2004 and 2003 to (1) our Chief Executive Officer and (2) our former Chief Executive Officer and (3) our four next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2005.

				Long-Term
				Compensation
				Awards

		Annual Compensation		Securities
				Underlying
Name and Principal Position	Year	Salary	Bonus	Options/SARs(#)

Lawrence D. Bain*(1)	2005	$221,635	$50,000	3,732,480
Chief Executive Officer	2004	174,326	—	—
	2003	—	—	—
Irwin Gross(2)	2005	—	—	—
Chief Executive Officer	2004	—	—	—
	2003	—	—	—
Charles “Chuck” Sherman*(3)	2005	$215,385	—	1,614,774
Chief Operating Officer	2004	170,000	—	—
	2003	—	—	—
Danny Lam*(4)	2005	45,577	—	—
President — Finance	2004	—	—	—
	2003	—	—	—
Barry A. Sullivan*(5)	2005	74,846	—	330,740
Chief Financial Officer	2004	—	—	—
	2003	—	—	—
Dave M. Gomez*(6)	2005	33,173	—	$198,731
Vice President,	2004	—	—	—
General Counsel & Secretary	2003	—	—	—

*	Other than for the period from December 23, 2005 to December 31, 2005, the amounts indicated for these persons were paid by ProLink while it was a privately held company.

(1)	Mr. Bain was named Chief Executive Officer in connection with the acquisition of Prolink. Mr. Bain served in the same capacity with ProLink since January 1, 2005. The amounts reflected in salary for 2004 reflect consulting fees paid to True North Advisors, LLC for Mr. Bain’s services prior to him being hired as ProLink’s CEO. For fiscal 2005 Mr. Bain’s annual salary was $175,000. In January 2005, he was also paid a $50,000 bonus.

(2)	Mr. Gross was a member of the Board of Directors since 2004 until his resignation on November 18, 2005. From April 2004 until December 2004 he was the Company’s Chief Executive Officer and Chief Financial Officer. Mr. Gross did not receive any compensation during this time.

(3)	Mr. Sherman was named Chief Operating Officer in connection with the acquisition of ProLink. He served in the same capacity with ProLink since April 2005. The amounts reflected in salary for 2004 and partially in 2005 reflect consulting fees paid to Mr. Sherman prior to that time. Mr. Sherman’s annualized salary for 2005 was $210,000.

(4)	Mr. Lam joined ProLink in September 2005 when he was named President of ProLink Capital (ProLink’s trade name for its equipment financing activities). Mr. Lam’s annualized salary for 2005 was $150,000.

(5)	Mr. Sullivan was named Chief Financial Officer in connection with the acquisition of ProLink. He served in the same capacity at ProLink since June 2005. Mr. Sullivan’s annualized salary for 2005 was $140,000.

(6)	Mr. Gomez was named Vice President, General Counsel and Corporate Secretary in connection with the acquisition of ProLink. He served in the same capacity at ProLink since September 2005. Mr. Gomez’s annualized salary for 2005 was $115,000.
Option Grants in Our Last Fiscal Year
      The following table shows grants of stock options that we made during the fiscal year ended December 31, 2005 to each of the executive officers named in the Summary Compensation Table, above.

			Individual Grants

	Number of					Potential Realizable Value at
	Securities		% of Total			Assumed Annual Rates of
	Underlying		Options/SARs	Exercise		Stock Price Appreciation for
	Options/SARs		Granted to	or Base		Option Term(3)
	Granted		Employees in	Price	Expiration
Name	(#)(1)		Fiscal Year(2)	($/Share)	Date	5%	10%

Lawrence D. Bain	2,242,234	(3)	40.39%	0.08	12/23/15	$6,785,924	$10,805,450
	1,237,305			1.55	12/28/15
Charles “Chuck” Sherman	1,096,121	(3)	18.74%	0.08	12/23/15	$3,282,209	$5,226,369
	518,653			1.55	12/28/15
Danny Lam	—		—	—	—	—	—
Barry A. Sullivan	75,000	(3)	3.84%	0.08	12/23/15	$314,271	$500,424
	255,740			1.55	12/28/15
Dave M. Gomez	25,000	(3)	2.31%	0.08	12/23/15	$140,790	$224,184
	173,731			1.55	12/28/15

(1)	The options were granted pursuant to our 2005 Employee, Director and Consultant Stock Plan. The options granted to the above named executive officers are non-qualified stock options and are fully vested. The options have a cashless exercise provision.

(2)	Based on total options issued of 8,614,359 in 2005.

(3)	In accordance with the rules of the SEC, we show in these columns the potential realizable value over the term of the option (the period from the grant date to the expiration date). We calculate this assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate, 5% and 10% compounded annually, for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts are based on assumed rates of appreciation and do not represent an estimate of our future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the optionholder’s continued employment with us through the option exercise period, and the date on which the option is exercised.

(4)	Options issued in connection with acquisition of ProLink in replacement of options to purchase membership interests of ProLink.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      The following table shows information regarding exercises of options to purchase our common stock by each executive officer named in the Summary Compensation Table during the fiscal year ended December 31, 2005. The table also shows the aggregate value of options held by each executive officer named in the Summary Compensation Table as of December 31, 2005. The value of the unexercised in-the-money options at fiscal year end is based on a value of $1.80 per share, the closing price of our stock on the Over-the-Counter Bulletin Board on December 30, 2005 (the last trading day prior to the fiscal year end), less the per share exercise price.

			Number of Securities		Value of the Unexercised
	Shares		Underlying Unexercised		In-The-Money
	Acquired		Options at Fiscal Year-End		Options at Fiscal Year-End
	on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Lawrence D. Bain	—	—	3,479,539	—	$4,165,969	—
Charles “Chuck” Sherman	—	—	1,614,774	—	$2,014,991	—
Danny Lam	—	—	—	—	—	—
Barry A. Sullivan	—	—	330,740	—	$192,935	—
Dave M. Gomez	—	—	198,731	—	$86,433	—
Compensation of Directors
      We do not pay compensation to our directors for service on the board. However, Mr. William Fugazy, Jr. is employed as a consultant in addition to his responsibilities as a Director. Mr. Fugazy’s total remuneration for consulting during fiscal year 2005 was $175,000. Mr. Fugazy will become an employee as of May 1, 2006 and his salary will be $175,000.
Employment Contracts, Termination of Employment and Change-in-Control Arrangements
      We do not currently have any employment agreements or change of control agreements with any of our officers. However, Messrs. Bain and Sherman were promised employment contracts at the time of their hiring by ProLink prior to the acquisition. It is anticipated that we will enter into employment agreements with these individuals, and other key employees, in the near future. Mr. Sherman’s is that his annual base salary following the acquisition was set at $250,000. Following the acquisition, Mr. Bain’s base salary is set at $325,000. If any such agreements are entered into, we will make the required public filings.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 27, 2006 for (a) the executive officers named in the Summary Compensation Table in Item 10 — Executive Compensation, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 27, 2006 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 34,937,780 shares of common stock outstanding on April 27, 2006.

	Shares Beneficially
	Owned (1)

Name and Address**	Number	Percent

Trinad Capital Master Fund, Ltd.(1)	5,131,465	14.6%
2121 Avenue of the Stars, Ste. 165 Los Angeles, CA 90067
Trinad Management, LLC	1,753,972	5.0%
2121 Avenue of the Stars, Ste. 165 Los Angeles, CA 90067
Robert Ellin(2)	6,558,143	18.6%
Jay Wolf(2)	6,558,143	18.6%
Barry I. Regenstein(3)	100,000	*
William D. Fugazy, Jr.(4)	1,917,520	5.2%
Steven D. Fisher(5)	7,729,341	21.1%
Lawrence D. Bain(6)	3,732,480	9.7%
Charles “Chuck” Sherman(7)	1,690,656	4.6%
Barry A. Sullivan(8)	330,740	*
Dave M. Gomez(9)	198,731	*
Danny Lam(10)	71,314	*
All directors and current executive officers as a group (10 persons)	22,656,219	51.2%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

**	Addresses are given for beneficial owners of more than 5% of the outstanding common stock only.

(1)	Includes 243,216 shares of common stock underlying currently outstanding warrants

(2)	Consists of: (i) 4,804,171 shares of common stock held by Trinad Capital Master Fund, Ltd., and (ii) 1,753,972 shares of common stock held by Trinad Management LLC. Mr. Ellin is a managing member of Trinad Advisors GP, LLC that is the general partner of a principal stockholder of the Fund and a managing member of Trinad Management, LLC. Mr. Ellin disclaims beneficial ownership of the shares of common stock held by Trinad Capital Master Fund, Ltd and Trinad Management, LLC, except to the extent of his pecuniary interest. Mr. Wolf is also affiliated with these entities and disclaims beneficial ownership of these securities, except to the extent of his pecuniary interests.

(3)	Represents 100,000 shares of common stock underlying currently outstanding warrants.

(4)	Includes 1,664,579 shares of common stock underlying currently outstanding options.

(5)	Includes 1,681,503 shares of common stock underlying currently outstanding warrants. The securities indicated are held directly by Mr. Fisher and indirectly through the Fisher Family Trust and Sheryl L.

Whiteman Trust for both of which he serves as a trustee, and Seaside Retreat LLC of which he is the managing member. Mr. Fisher disclaims beneficial ownership of these securities except to the extent of his pecuniary interest.

(6)	Includes 3,479,539 shares of common stock underlying currently outstanding options.

(7)	Includes 1,614,774 shares of common stock underlying currently outstanding options.

(8)	Represents 330,740 shares of common stock underlying currently outstanding options.

(9)	Represents 198,731 shares of common stock underlying currently outstanding options.

(10)	Includes 30,402 shares of common stock underlying currently outstanding warrants.
Summary Description of Our Non-Stockholder Approved Equity Compensation Plans

2005 Employee, Director and Consultant Stock Plan
      Our 2005 Employee, Director and Consultant Stock Plan was adopted by our board of directors on December 23, 2005 and expires on December 21, 2015. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards to employees, directors and certain consultants. 10,000,000 shares of our common stock has been reserved for issuance under the Plan.
      In accordance with the terms of the Plan, our board of directors has authorized our compensation committee to administer the Plan. In accordance with the provisions of the Plan, our compensation committee will determine the terms of options and other awards, including:

•	the determination of which employees, directors and consultants will be granted options and other awards;

•	the number of shares subject to options and other awards;

•	the exercise price of each option which may not be less than fair market value on the date of grant;

•	the schedule upon which options become exercisable;

•	the termination or cancellation provisions applicable to options;

•	the terms and conditions of other awards, including conditions for repurchase, termination or cancellation, issue price and repurchase price; and

•	all other terms and conditions upon which each award may be granted in accordance with the Plan.
      In addition, our board of directors or any committee to which the board of directors delegates authority may, with the consent of the affected plan participants, reprice or otherwise amend outstanding awards consistent with the terms of the Plan.
      Upon a merger or other reorganization event, our board of directors, may, in their sole discretion, take any one or more of the following actions pursuant to our Plan, as to some or all outstanding awards:

•	provide that all options shall be assumed or substituted by the successor corporation;

•	upon written notice to the participants provide that all options must be exercised within a specified number of days and at the end of such period the unexercised options shall terminate;

•	in the event of a merger pursuant to which holders of our common stock will receive a cash payment for each share surrendered in the merger, make or provide for a cash payment to the participants equal to the difference between the merger price times the number of shares of our common stock subject to such outstanding options (at prices not in excess of the merger price), and the aggregate exercise price of all such outstanding options, in exchange for the termination of such options; and

•	provide that outstanding awards shall be assumed or substituted by the successor corporation, or become realizable or deliverable, in whole or in part, prior to or upon the merger or reorganization event.

Item 12.	Certain Relationships and Related Transactions
      On September 29, 2004, we signed a Management Agreement, as amended, with Trinad Capital, LP pursuant to which Trinad agreed to provide us with management services (the “Management Services”), including without limitation, the identification, negotiation, structuring and closing of a merger transaction with a suitable target company. As consideration for such Management Services, we agreed to pay Trinad a monthly management fee of $30,000. This agreement commenced on April 1, 2004. Trinad and its affiliates collectively own approximately 35% of our issued and outstanding Common Stock. This agreement was amended and restated in April 2005 to provide for services to assist us with the identification of an acquisition or merger candidate. The term of amended agreement was the lesser of 24 months or the closing of an acquisition of an operating company. The fee for these consulting services was $150,000, payable as follows: (1) $50,000 on execution of the amended agreement; (2) $50,000 on a letter of intent for an acquisition of an operating company; and (3) $50,000 upon closing of such acquisition. As a result of the acquisition of ProLink, this agreement was terminated.
      At the time of the acquisition, other than as described in (i) and (ii) below, there were no material relationships between us or any of our affiliates, any director or officer or any associate of such director or officer, on the one hand, and ProLink or the members of ProLink, on the other. The following relationships exist: (i) Trinad Capital Master Fund, Ltd., or its affiliates, (“Trinad”), a stockholder, loaned money to ProLink on several occasions since September 2004, in the aggregate amount of approximately $1.47 million, which includes interest (the controlling persons of Trinad are Robert Ellin and Jay Wolf, who are also directors and the former officers); and (ii) of the $1.47 million, repayment of the outstanding balance of $500,000, plus accrued interest was made in January, 2006.
      As disclosed in our prior public filings, Trinad was the holder of 100,000 shares of Series B Convertible Preferred Stock, which shares were redeemed at the closing of the transaction. At the closing of the transaction, Trinad irrevocably elected, pursuant to Section 5(c) of the Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock, to exercise its right to treat the transaction with ProLink as a liquidation, dissolution or winding up of the former public shell company and to receive the cash payment with respect to such Series B Preferred Stock in the amount of $1,000,000, which amount was paid simultaneously with the closing of the transaction.
      ProLink had two agreements with FOC Financial LP in 2005. FOC is controlled by Steven D. Fisher, one of our directors. FOC was also a member of ProLink prior to the acquisition. Both agreements were assumed by us as a result of the acquisition. One agreement is a factoring line of credit, whereby FOC factored certain sales transactions by advancing funds in exchange for an assignment of the related receivable. This agreement was terminated as the date of the closing of the ProLink acquisition. The second agreement is a Management Agreement, dated January 23, 2004, as amended, by and between ProLink and FOC Financial Limited Partnership whereby ProLink provides billing and collection services for certain golf courses that have been financed by FOC. No fees or amounts are paid by either party under this agreement.
      Mr. William D. Fugazy, Jr. is an employee of ProLink as of May 1, 2006. Prior to May 1, he provided consulting services to us in addition to his responsibilities as a director. Mr. Fugazy’s total compensation during fiscal 2005 was $175,000.

Item 13.	Exhibits

Exhibit Number	Title of Document	Notes

10.20	Summary of Executive Officer Compensation Arrangements	*
14.1	Code of Conduct	*
31.1	Section 302 Certification of Chief Executive Officer	*
31.2	Section 302 Certification of Chief Financial Officer	*
32.1	Section 906 Certifications	*

*	Filed herewith

Item 14.	Principal Accountant Fees and Services
      The following table presents fees for professional audit services rendered by Hein & Associates LLP for the audit of our annual financial statements for the years ended December 31, 2005, and December 31, 2004, and fees billed for other services rendered by Hein & Associates LLP during those periods.

	2005	2004

Audit fees:(1)	$190,846	$64,927
Audit related fees:	$0	$0
Tax fees:(2)	$0	$8,018
All other fees:	$0	$0

Total	$190,846	$72,945

(1)	Audit fees consisted of audit work performed in the preparation of audited financial statements of Prolink Solutions LLC and Prolink Holdings.

(2)	Tax fees consist principally of assistance with matters related to tax compliance and reporting.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors
      Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.
      Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.
      1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.
      2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.
      3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
      4. Other Fees are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.
      Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.
      The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

SIGNATURES
      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 1st day of May, 2006.

PROLINK HOLDINGS CORP.

By	/s/ Lawrence D. Bain

Lawrence D. Bain
President and Chief Executive Officer
      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven D. Fisher Steven D. Fisher	Chairman of the Board	May 1, 2006

/s/ Lawrence D. Bain Lawrence D. Bain	Director, President and Chief Executive Officer	May 1, 2006

/s/ Barry A. Sullivan Barry A. Sullivan	Chief Financial Officer	May 1, 2006

/s/ Jay Wolf Jay Wolf	Director	May 1, 2006

/s/ Robert Ellin Robert Ellin	Director	May 1, 2006

/s/ Barry I. Regenstein Barry I. Regenstein	Director	May 1, 2006

/s/ William D. Fugazy, Jr. William D. Fugazy, Jr.	Director	May 1, 2006