Form 10QSB
period 2006-04-01
ProLink Holdings Corp.
filed 2006-05-15
CIK 1072816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-25092

ProLink Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-0766246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 South Benson Ln., Chandler, AZ	85224
(Address of principal executive offices)	(Zip Code)

(480) 961-8800

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 10, 2006
Common Stock, $.0001 par value per share	34,877,781 shares

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ProLink Holdings Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2006	December 31, 2005
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,104,622	$2,102,454
Available-for-sale investments	552,000	468,000
Subscriptions receivable, common stock	—	3,260,000
Accounts receivable, net of an allowance for doubtful accounts of $456,218 and $440,815	3,245,000	787,825
Inventories, net of an allowance of $970,544 and $1,167,723	1,161,045	1,034,932
Prepaid expenses and other current assets	199,708	188,640

TOTAL CURRENT ASSETS	6,262,375	7,841,851
EQUIPMENT, net	780,061	484,185
LICENSE, net of accumulated amortization of $525,532 and $464,894	1,374,468	1,435,106
INTEREST IN RESIDUAL LEASE EQUIPMENT	3,230,616	1,889,571
DEPOSITS AND OTHER ASSETS	805,974	106,722

TOTAL ASSETS	$12,453,494	$11,757,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,453,853	$773,908
Current maturities of long-term debt to related parties	—	500,000
Accounts payable	2,924,074	2,091,477
Accrued liabilities	863,837	1,861,810
Deferred revenue	175,778	322,303

TOTAL CURRENT LIABILITIES	5,417,542	5,549,498
LONG-TERM DEBT, net of current maturities	4,034,156	4,176,459

TOTAL LIABILITIES	9,451,698	9,725,957

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.0001, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.0001, 200,000,000 shares authorized; 34,877,781 and 34,301,531 issued and outstanding at April 1, 2006 and December 31, 2005	3,488	3,430
Additional paid-in capital	14,677,732	14,121,411
Accumulated deficit	(11,763,424)	(12,093,363)
Accumulated other comprehensive income	84,000	—

TOTAL STOCKHOLDERS’ EQUITY	3,001,796	2,031,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,453,494	$11,757,435

The accompanying notes are an integral part of these condensed consolidated financial statements

ProLink Holdings Corp.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 1, 2006	April 2, 2005
REVENUES:
Net revenues	$6,285,394	$770,821
Cost of sales	3,712,075	466,268

Gross margin	2,573,319	304,553

OTHER REVENUES:
Service revenue net of allowance of $0 and $120,473	419,236	449,012

OPERATING EXPENSES:
Customer support service	993,130	616,902
Selling, general and administrative	2,111,222	1,697,145

Total operating expenses	3,104,352	2,314,047

Loss from Operations	(111,797)	(1,560,482)

OTHER INCOME (EXPENSE):
Investment income	15,343	—
Interest expense, related parties	—	(123,589)
Interest expense, other	(83,454)	(58,059)
Loss on disposal of assets	(16,298)	—
Other income, net (expense)	526,145	12,622

Total Other Income and Expense	441,736	(169,026)

NET INCOME (LOSS)	$329,939	$(1,729,508)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	34,251,847	13,342,790
DILUTED	47,720,727	13,342,790
NET LOSS PER SHARE:
BASIC	$0.01	$(0.13)
DILUTED	$0.01	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements

ProLink Holdings Corp.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF STOCKHOLDERS’ EQUITY

For the Three Months Ended April 1, 2006

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	34,301,531	$3,430	$14,121,411	$—	$(12,093,363)	$2,031,478
Private placements of securities, net	1,000,000	100	959,900			960,000
Stock-based compensation		—	31,654	—	—	31,654
Unrealized gain on available-for-sale investments		—	—	84,000	—	84,000
Acquisition of remaining interest in ProLink Solutions from Parview, Inc. and other	(423,750)	(42)	(435,233)	—	—	(435,275)
Net income					329,939	329,939

Balance at April 1, 2006	34,877,781	$3,488	$14,677,732	$84,000	$(11,763,424)	$3,001,796

The accompanying notes are an integral part of these condensed consolidated financial statements

ProLink Holdings Corp.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 1, 2006	April 2, 2005
Net income (loss)	$329,939	$(1,729,508)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	138,399	88,576
Provision for allowance on accounts receivable	15,403	37,305
Share-based compensation	31,654	—
Loss on disposal of equipment	16,298	—
Gain on reduction of reserves	(530,000)	—
Changes in working capital components:
Accounts receivable	(2,472,578)	11,240
Inventories, net	(126,113)	(285,404)
Prepaid expenses and other current assets	(11,068)	(154,830)
Accounts payable	832,597	590,917
Accrued liabilities	(1,015,366)	(40,310)
Accrued liabilities to related parties	—	(963,570)
Deferred revenue	(146,525)	1,463

Net cash used in operating activities	(2,937,360)	(2,444,121)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(65,798)	—
Asset acquisition	(1,600,000)	—
Proceeds from the sale of fixed assets	13,464	—
Deposits, restricted cash and other assets	—	(45,473)

Net cash used in investing activities	(1,652,334)	(45,473)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(725,477)	—
Proceeds from sale of common stock and receipt of stock subscriptions receivable	4,260,000	—
Fees paid in connection with financing transaction	(40,000)	—
Proceeds from borrowing on notes payable	97,339	2,652,198

Net cash provided by financing activities	3,591,862	2,652,198
NET (DECREASE) INCREASE IN CASH	(997,832)	162,604
CASH and cash equivalents, at beginning of period	2,102,454	7,540

CASH and cash equivalents, at end of the period	$1,104,622	$170,144

The accompanying notes are an integral part of these condensed consolidated financial statements

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements as of, and for the three months ended April 1, 2006 and as of December 31, 2005 include the accounts of ProLink Holdings Corp. and its subsidiary ProLink Solutions, LLC (collectively, “ProLink”, “we”, “us” or “our”). In December 2005, ProLink Solutions, LLC completed a reverse merger with Amalgamated Technologies, Inc., which is more fully described in our 10-KSB for the year ended December 31, 2005. As a result of the recapitalization, the unaudited condensed consolidated statements of operations and cash flows for the three months ended April 2, 2005 include only the accounts of ProLink Solutions, LLC (“ProLink Solutions”). ProLink’s fiscal year ends on the last Saturday of December. Both the 2006 and 2005 fiscal years contain 52 weeks with the first quarter of each year consisting of 13 weeks. All material inter-company transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. Except for the adoption of FASB Statement No. 123R, Share-Based Payment (SFAS 123R), which is more fully described in Note 2, the accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2005 as filed on Form 10-KSB. Operating results for the three months ended April 1, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ended December 30, 2006. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Reclassifications – Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income (loss).

Use of Estimates – The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates include valuation allowances for inventory and accounts receivable including the service receivables under Pay-for-Play agreements, asset impairment and accruals for certain liabilities, including contingent liabilities accrued since inception and obligations related to employee benefits, valuation of options and warrants to purchase our common stock and the valuation of acquired and repurchased assets.

Earnings (Loss) Per Share – Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effect of convertible instruments using the if-converted method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses for the three months ended April 2, 2005, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

2. SHARE-BASED PAYMENTS

Prior to January 1, 2006 we accounted for our share-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Share-Based Compensation (SFAS 123). Share-based employee compensation cost is recognized as a component of customer support service and selling, general and administrative expense in the Statement of Operations. For the year ended December 31, 2005 share-based employee compensation expense was $25,000. In the three month period ended April 2, 2005 there was no expense for share-based employee compensation expense. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under that transition method, employee compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123R. Results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006 our net income and income before income taxes for the three months ended April 1, 2006 is approximately $23,942 lower than if we had continued to account for share-based compensation under APB 25. The adoption of this standard had no impact on our provision for income taxes due to the valuation allowance for deferred tax assets due to operating losses. Basic and diluted income per share for the three months ended April 1, 2006 would have remained the same without the inclusion of the share-based compensation expense.

Prior to the adoption of SFAS 123R we presented all tax benefits, if any, of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits, excess or otherwise, for the three months ended April 1, 2006 and April 2, 2005 and therefore there is no impact on the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.

The fair value of options granted is estimated using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes option pricing model include (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility.

Expected volatility and expected life consider (i) historical trends and (ii) ways in which future volatility and option lives may differ from those historical trends. The risk-free interest rate is based on the U.S. Treasury security rate estimated for the expected life of the options at the grant date.

SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should the actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment which is recognized in the period of the change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

During the three months ended April 1, 2006 vesting continued on 233,000 options granted to certain employees in December 2005 with option exercise prices equal to the market value of our common stock on the date of the grant. During the three months ended April 1, 2006 no employee options were granted or exercised and 4,000 options were forfeited. As of April 1, 2006 $263,362 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of 1.4 years. Additional information relative to our employee options outstanding at April 1, 2006 is summarized as follows (unaudited):

	Total Options Outstanding	Options Vested or Expected to Vest	Options Exercisable
Number of options	9,338,538	9,303,588	9,105,538
Aggregate intrinsic value	$11,150,338	$11,136,008	$11,054,808
Weighted average remaining contractual term	9.8 years	9.8 years	9.8 years
Weighted average exercise price	$0.77	$0.76	$0.75

3. STOCKHOLDERS’ EQUITY

Private Placement of Securities – On December 30, 2005 ProLink entered into a Subscription Agreement with certain accredited investors whereby we completed a private placement offering of our common stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Pursuant to the terms of the private placement we sold 3,500,000 shares of our common stock at a purchase price of $1.00 per share for aggregate gross proceeds of $3,500,000. Investment banking fees of $240,000 were paid in connection with the placement in addition to granting warrants to purchase 100,000 shares of our common stock at an exercise price of $1.80 per share. As of December 31, 2005 the amount of $3,260,000 was recorded as subscriptions receivable, which was collected in full in January 2006. Offering expense of $122,125 related to the issuance of the warrants was earned and recognized in the three months ended April 1, 2006.

On January 13, 2006 we entered into a subscription agreement with certain accredited investors whereby we completed a private placement offering of our common stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Pursuant to the terms of the private placement we sold 500,000 shares of our common stock at a purchase price of $1.00 per share for aggregate gross proceeds of $500,000. Investment banking fees of $40,000 were paid in connection with the placement.

On March 31, 2006, we entered into a subscription agreement with certain accredited investors whereby we completed a private placement offering of our common stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Pursuant to the terms of the private placement, we sold 500,000 shares of our Common Stock at a purchase price of $1.00 per share for aggregate gross proceeds of $500,000. No investment banking fees were paid in connection with this placement.

Stock Purchase Warrants – During the three months ended April 1, 2006 we issued a total of 130,000 warrants to purchase our common stock at a price of $1.50 per share. The warrants were issued in connection with services rendered or to be rendered in the future. In connection with the warrants issued for services we recognized operating expense in the amount of $7,712 during the three months ended April 1, 2006. The valuation of warrants granted during the three months ended April 1, 2006 was based upon a Black-Scholes calculation, assuming 3 year lives, a risk free rate of return of 4.58% and volatility of 125%.

	Number of Shares Issuable	Weighted Average Exercise Price
Outstanding, beginning of period	2,180,121	$1.33
Granted	130,000	$1.50
Exercised	0	$—

Outstanding at end of the period	2,310,121	$1.34

Warrants outstanding at April 1, 2006 expire at various dates from 2008 through 2015.

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended April 1, 2006 and April 2, 2005 is as follows (unaudited):

	Three Months Ended
	April 1, 2006	April 2, 2005
Net income (loss)	$329,939	$(1,729,508)
Other comprehensive income:
Unrealized gain on available-for-sale investments	84,000	—

Comprehensive income (loss)	$413,939	$(1,729,508)

5. INCOME TAXES

We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. As of April 1, 2006 and April 2, 2005 we have established a full valuation allowance against deferred tax assets because we determined it is more likely than not that these deferred tax assets will not be realized in the foreseeable future.

6. ASSET ACQUISITION

On February 23, 2006, our operating subsidiary, ProLink Solutions agreed to purchase certain assets from the bankruptcy estate of Parview, Inc. and certain other assets held by David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust (collectively, “the Seller”). Pursuant to the Purchase and Sale Agreement between Signal Systems Associates LLC (“SSA”), we paid the Seller an aggregate of $1,625,000 for (i) the Seller’s right to purchase certain assets from the bankruptcy estate of Parview, Inc., which assets included, among other things, approximately 125 leases and membership interests in ProLink Solutions and (ii) certain lease residual payments and certain GPS equipment from David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust (the “Additional Assets”). The Parview Assets were the subject of an auction conducted by the United States Bankruptcy Court, Middle District of Florida, Tampa Division. The Seller’s were the successful bidder at the auction with a successful bid price of $475,000, which was paid by us in addition to the $1,625,000 purchase price being paid to the Seller. $500,000 of the purchase price was paid by delivery of a promissory note, in the principal amount of $500,000, with interest at the rate of 15%, payable (interest only) monthly beginning on March 22, 2006 and ending on August 22, 2006 when all outstanding principal and interest becomes due and payable. The $500,000 promissory note is collateralized by a Security Agreement with the Parview Assets serving as collateral.

Part of the Parview Assets consisted of the remaining approximate 1.5% interest of ProLink Solutions, not owned by ProLink Holdings Corp. As a result of the acquisition of the Parview Assets, ProLink Solutions became a 100% wholly-owned subsidiary of ProLink Holdings Corp. The allocation of the cost of the assets acquired was as follows (unaudited):

Allocated Amounts
Interest in residual lease equipment	$1,150,193
Member interest held by Parview, Inc.	435,275
Leases receivable	514,532

$2,100,000

7. LEGAL PROCEEDINGS

On May 20, 2004 ParView filed a complaint against us, ProLink, Inc. and others in the Twelfth Judicial Circuit Court, Sarasota County, State of Florida. At the time the complaint was filed, ParView was an owner of ProLink. The complaint alleges that our president, as an agent of ProLink Solutions, violated certain agreements that exist between the parties and he, and others, made false representations to ParView. The complaint seeks to rescind all agreements among the parties and return the parties to the status quo they had before the creation of ProLink Solutions, and seeks other cures and remedies. The agreements provided for arbitration between the parties and a preliminary hearing was held on July 29, 2004 at which injunctive relief was ordered in our favor, enjoining ParView from interfering with our customers, landlords, vendors, suppliers and other similarly situated such persons until further notice. On August 12, 2004, ParView filed for bankruptcy protection and the arbitration proceeding is being held in abeyance pending the outcome of the bankruptcy proceeding. In August 2005 the Court converted the ParView bankruptcy filing from Chapter 11 to Chapter 7 liquidation. On February 24, 2006, the bankruptcy court entered an order declaring us and our bidding partner the winning bidder for the assets of ParView out of the bankruptcy. On March 10, 2006 we closed on the purchase of these assets including the legal claims of ParView against us, therefore this action has been terminated with prejudice.

In the quarter ended April 1, 2006 we realized a gain on the reduction of reserves in the amount of $530,000. As of December 31, 2005 we had maintained reserves for potential losses related to prior companies ProLink, Inc. and Parview. At April 1, 2006 management reviewed the status of potential claims as well as the status of litigation concerning a real estate lease for property in Sarasota, Florida and determined that reserves being maintained were no longer necessary. As a result we reduced the reserve by $530,000 and recorded this reduction in other income. A significant factor in the review process was our acquisition of all assets of Parview, including all claims, at the auction of the bankruptcy estate, conducted by the bankruptcy trustee. As of April 1, 2006 there remains $150,000 held as a reserve for any potential losses and related costs that may arise as a result of the Florida litigation.

David Chessler (“Chessler”), former president of ParView, Inc. filed a complaint against us to enforce a $175,000 claim as a result of a settlement with another party by Chessler for the same amount. We filed a counterclaim against Chessler for damages. On November 7, 2005 ProLink Solutions, certain of its members, officers and related parties entered into an agreement with David Chessler and related parties to settle all disputes, arbitrations and litigations. Under the terms of the agreement Chessler obtained the right to sell and service a fixed and limited number of GPS units, which cannot be increased. Further, the agreement outlines Chessler’s future business activities in the GPS golf course industry. The rights created by the agreement that accrue to Chessler are not transferable or assignable in any way.

On August 20, 2004, Inverrary Golf Club, LLC filed a complaint against us seeking to recover monies in excess of $15,000 purportedly due under various maintenance and service contracts entered into between Inverrary and ParView. On January 11, 2005 the Court dismissed this action without prejudice.

ProLink is a defendant in an action brought by Advantage Enterprises, Inc. The action arises out of a non-residential real property lease between ParView, Inc. and the predecessor of Advantage Enterprises, Inc. On October 21, 2005 the court granted our motion to dismiss but granted Advantage leave to amend. Total damages in the initial complaint were approximately $99,772 exclusive of interest, costs and fees. A mediation session has been set for April 26, 2006.

On August 17, 2005 a demand for arbitration was filed by LA Lakeview Associates LP against Textron, Inc. demanding $23,500 plus costs, related to a pay-for-play agreement. We filed a claim against Lakeview for $40,922 on September 28, 2005 asserting improper termination of the pay-for-play agreement. This matter was settled in the first quarter of 2006 with ProLink receiving approximately $25,000.

On August 23, 2005 a complaint was filed by The Ade Group, Inc. against ProLink and an employee after we filed an action to recover damages due to a lease default by The Ade Group, Inc. Claim amounts have not been specified.

In November 2005, a suit was filed against us and our European distributor, Elumina Iberica Limited, in the Patents County Court in the UK by GPS Industries, Inc. (“GPSI”), a competing company. The suit alleges that we infringed on certain international patents owned or controlled by GPSI on systems sold in the United Kingdom. The alleged infringed patents relate to the use of differential GPS in connection with golf courses and covers both system and process claims. We do not believe that we infringe on any valid patents in domestic or international markets and we intend to vigorously defend ourselves and seek recovery of litigation costs from GPSI. ProLink filed its defense and counterclaim in this action on January 30, 2006 and also filed for security for its costs from GPSI as an impecunious plaintiff and we were awarded the sum of £40,000 at that time that was placed in trust with the court should GPSI lose the case. A case management conference was held on March 17, 2006 to, among other things, set a trial date and decide on further awards of security for costs. At the case management conference, we were awarded further security for costs in the amount of £150,000 and a trial date of November 15, 2006 was set. GPSI has asked for an injunction to prevent us from selling our systems in the United Kingdom and damages for past infringement. The level of monetary damages has not been specified.

We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink. We have accrued amounts equal to our estimated losses that, in our judgment, we will incur as a result of these actions.

8. SIGNIFICANT CUSTOMER

For the three months ended April 1, 2006 approximately $2.2 million or 36% of net revenues were to our distributor, Elumina Iberica S.A.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled “disclosure Regarding Forward-Looking Statements” and factors affecting future results as well as our other filings made with the Securities and Exchange Commission.

Overview

ProLink Holdings Corp. has one wholly-owned operating subsidiary, ProLink Solutions, LLC.

ProLink currently develops and markets electronic yardage and management information systems, or Systems, utilizing Global Positioning Satellites (GPS) to golf courses in North America, Europe, the Middle East, Japan, China, South Africa and Australia. While the Systems provide accurate yardage information for golfers, their primary benefit is their course management functionality to the golf course. ProLink offers software support and maintenance services for all of its products.

Substantially all of the assets and operations of ProLink are located in Chandler, Arizona. International sales are made to companies in foreign countries who have executed a distribution agreement with ProLink except for Japan where ProLink sells directly to a publicly-held company that owns and operates golf courses.

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

RESULTS OF OPERATIONS

For purposes of management’s discussion and analysis our consolidated results of operations are as follows for the three months ended April 1, 2006 and April 2, 2005:

	Three Months Ended		Change
	April 1, 2006	April 2, 2005	Amount	Percent
Net revenues	$6,285,394	$770,821	$5,514,573	715.4%
Service revenue, net	419,236	449,012	(29,776)	-6.6%

Total revenue	6,704,630	1,219,833	5,484,797	449.6%
Cost of sales	3,712,075	466,268	3,245,807	696.1%

Gross margin	2,992,555	753,565	2,238,990	297.1%
Customer support service	993,130	616,902	376,228	61.0%
Selling, general and administrative	2,111,222	1,697,145	414,077	24.4%

Total expenses	3,104,352	2,314,047	790,305	34.2%
Loss from operations	(111,797)	(1,560,482)	1,448,685	-92.8%
Other income (expense)	441,736	(169,026)	610,762	N/A

Net income (loss)	$329,939	$(1,729,508)	$2,059,447	N/A

Per share-Basic	$0.01	$(0.13)

Per share-Diluted	$0.01	$(0.13)

Revenue

Total revenue was $6.7 million and $1.2 million for the three months ended April 1, 2006 and April 2, 2005, respectively, an increase of $5.5 million or 449.6%. The increase in revenue was driven by a substantial increase in the number of GPS systems installed domestically in 2006 as well as substantial growth in sales to our distributor Elumina Iberica S.A. Included in revenue for the three months ended April 1, 2006 was a gain of approximately $172,000 on the sale of certain leases acquired in February, 2006. Service revenue was down in the first quarter of 2006 compared to 2005 due to the recognition of deferred revenue in 2005 from prepaid service contracts that were recognized in full in the fourth quarter of 2005 as a result of actions by the bankruptcy court in the Parview matter. Accordingly, 2006 results do not include recognition of deferred service revenue.

Cost of Revenue

Cost of sales increased approximately $3.2 million for the three months ended April 1, 2006 over the same period in 2005 due to the increase in system sales for the same period.

Gross Margin

Gross margin for the three months ended April 1, 2006 was approximately $3.0 million and 44.6% compared to approximately $754,000 and 61.8% for the three months ended April 2, 2005. Gross margin on system sales for the same periods was 40.94% in 2006 and 39.51% in 2005. Gross margin in 2006 is more indicative of normal operations as there were minimal system sales in 2005. Gross margin percentage can also be impacted by the mix between system sales, advertising and financing income and service revenue.

Customer Support Service

Customer support service costs increased approximately $376,000 or 61.0% compared to the same period in 2005 and reflects management’s continued investment in customer service. The increase is the result of the addition of personnel and related costs as well as travel and other costs related to increased volume in 2006 when compared to 2005.

Selling, General and Administrative

Selling, general and administrative costs increased approximately $414,000 or 24.4% for the three months ended April 1, 2006 compared to the three months ended April 2, 2005. Sales and marketing costs increased over 2005 reflecting the addition of sales and marketing personnel. We incurred expense of approximately $75,000 related to the move of our facilities from Tempe to Chandler, AZ offset, partially, by decreases in rent and insurance costs. Personnel costs have increased in the three months ended April 1, 2006 compared to the same period in 2005 due to the addition of staff in new positions reflecting the growth of ProLink and compliance requirements of a publicly-held corporation.

Total operating expenses were 46.3% of total revenues for the three months ended April 1, 2006 compared to 190% of total revenues for the same period in 2005. The change in percentage reflects the increased sales volume in 2006.

Other Income (Expense)

Interest expense has decreased for the three months ended April 1, 2006 compared to the same period in 2005 due to the conversion of debt to equity as a result of the reverse merger transaction executed in December 2005. In the quarter ended April 1, 2006 we realized a gain on the reduction of reserves in the amount of $530,000. As of December 31, 2005 we had maintained reserves for potential losses related to prior companies ProLink, Inc. and Parview. At April 1, 2006 management reviewed the status of potential claims as well as the status of litigation concerning a real estate lease for property in Sarasota, Florida and determined that reserves being maintained were no longer necessary. As a result we reduced the reserve by $530,000 and recorded this reduction in other income. A significant factor in the review process was our acquisition of all assets of Parview, including all claims, at the auction of the bankruptcy estate, conducted by the bankruptcy trustee. As of April 1, 2006 there remains $150,000 held as a reserve for any potential losses and related costs that may arise as a result of the Florida litigation.

Liquidity and Capital Resources

At April 1, 2006 we had approximately $1.6 million in cash and cash equivalents and investments, compared to approximately $2.6 million at December 31, 2005.

For the first three months of 2006 we used approximately $2.9 million for operations, primarily to finance accounts receivable to our distributor, Elumina Iberica S.A., and approximately $466,000 for other working capital items.

In the first quarter investing activities used approximately $1.6 million for the acquisition of assets from the bankruptcy estate of Parview and related leases, as more fully described in the notes to the financial statements. Financing activities provided approximately $3.6 million in cash, primarily from the sale of common stock and collection of stock subscriptions receivable, offset by principal payments on debt.

We believe that we currently have sufficient cash or access to sufficient cash to meet current needs and needs for the next twelve months at current operational levels. However, if we continue our current pace of growth or make acquisitions we may need to raise additional capital through the public markets or debt.

Item 3.	Controls and Procedures.

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

(b) Changes in Internal Controls. We have evaluated our internal control over financial reporting as of the end of our first fiscal quarter. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the first quarter of our current fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There were no changes from the legal proceedings disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005 other than as described in Note 7 to the unaudited condensed consolidated financial statements herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during our 2006 first quarter.

Item 5.	Other Information.

None.

Item 6.	Exhibits and reports

Exhibits:

Exhibit Number	Title of Document	Notes

10.1	Amended and Restated Exclusive Licensing and Distribution Agreement dated as of May 8, 2006.	*

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002	*

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 15th day of May, 2006.

PROLINK HOLDINGS CORP.

By	/s/ Lawrence D. Bain
Lawrence D. Bain
President and Chief Executive Officer

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during our 2006 first quarter.

Item 5.	Other Information.

None.

Item 6.	Exhibits and reports on Form 8-K

ProLink filed the following Current Reports on Form 8-K during the first quarter of 2006:

May 5, 2006 – Announcing the employment of Mr. William Fugazy, Jr.

April 25, 2006, as amended – Announcing the engagement of Semple & Cooper LLP as the Company’s independent auditors for the fiscal year ended December 31, 2006.

April 4, 2006 – Announcing the sale of $500,000 of the Company’s common stock in a private placement.

March 1, 2006, as amended – Announcing the purchase of substantially all of the assets of ParView, Inc. from the Chapter 7 Bankruptcy Trustee for that entity and the engagement of Hein & Associates, LLP.

January 26, 2006 – Announcing the amendment of the Company’s Certificate of Incorporation to change the Company’s name to ProLink Holdings Corp.

January 18, 2006 – Announcing the sale of $500,000 of the Company’s common stock in a private placement.

January 6, 2006 – Announcing the sale of $3,500,000 of the Company’s common stock in a private placement.

Exhibit Number	Title of Document	Notes

10.1	Amended and Restated Exclusive Licensing and Distribution Agreement dated as of May 8, 2006.	*†

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002	*

*	Filed herewith
†	We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 15th day of May, 2006.

PROLINK HOLDINGS CORP.

By	/s/ Lawrence D. Bain
Lawrence D. Bain President and Chief Executive Officer