Form 10QSB
period 2006-07-01
ProLink Holdings Corp.
filed 2006-08-15
CIK 1072816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 11, 2006

Common Stock, $.0001 par value per share	34,877,781
     Transitional Small Business Disclosure Format (Check one):
Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
ProLink Holdings Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2006	December 31, 2005
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,056,320	$2,102,454
Available-for-sale investments	652,000	468,000
Subscriptions receivable, common stock	—	3,260,000
Accounts receivable, net of an allowance for doubtful accounts of $406,536 and $440,815	3,384,503	787,825
Inventories, net of an allowance of $872,111 and $1,167,723	1,833,486	1,034,932
Prepaid expenses and other current assets	260,143	188,640

TOTAL CURRENT ASSETS	7,186,452	7,841,851

EQUIPMENT, net	778,965	484,185
LICENSE, net of accumulated amortization of $586,170 and $464,894	1,313,830	1,435,106
INTEREST IN RESIDUAL LEASE EQUIPMENT	3,567,910	1,889,571
DEPOSITS AND OTHER ASSETS	979,407	106,722

TOTAL ASSETS	$13,826,564	$11,757,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and short-term financing	$2,853,488	$773,908
Current maturities of long-term debt to related parties	—	500,000
Accounts payable	4,065,296	2,091,477
Accrued liabilities	1,302,073	1,861,810
Deferred revenue	163,185	322,303

TOTAL CURRENT LIABILITIES	8,384,042	5,549,498

DEFERRED INCOME TAX LIABILITY	213,434	—
LONG-TERM DEBT, net of current maturities	1,520,875	4,176,459

TOTAL LIABILITIES	10,118,351	9,725,957

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.0001, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.0001, 200,000,000 shares authorized; 34,877,781 and 34,301,531 issued and outstanding at July 1, 2006 and December 31, 2005	3,488	3,430
Additional paid-in capital	14,744,870	14,121,411
Accumulated other comprehensive income	184,000	—
Accumulated deficit	(11,224,145)	(12,093,363)

TOTAL STOCKHOLDERS’ EQUITY	3,708,213	2,031,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,826,564	$11,757,435

The accompanying notes are an integral part of these condensed consolidated financial statements

ProLink Holdings Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
REVENUES:

Net revenues	$5,783,767	$5,186,641	$12,069,161	$5,957,462

Cost of sales	3,035,423	3,062,639	6,747,498	3,528,907

Gross margin	2,748,344	2,124,002	5,321,663	2,428,555

OTHER REVENUES:
Service revenue net of allowance	776,498	714,794	1,195,734	1,163,806

OPERATING EXPENSES:
Customer support service	1,197,575	790,026	2,190,321	1,406,928
Selling, general and administrative	2,283,035	1,362,106	4,394,641	3,059,250

Total operating expenses	3,480,610	2,152,132	6,584,962	4,466,178

Income (Loss) from Operations	44,232	686,664	(67,565)	(873,817)

OTHER INCOME (EXPENSE):
Investment income	292	—	15,636	—
Interest expense, related parties	—	(221,702)	—	(371,813)
Interest expense, other	(85,225)	(32,706)	(168,679)	(64,243)
Loss on disposal of assets	—	—	(16,298)	—
Gain (loss) on reduction (increase) of reserves	(132,799)	—	397,201	—
Gain on early extinguishment of debt	929,577	—	929,577	—
Other income (expense), net	(3,364)	27,210	(7,220)	39,831

Total Other Income and Expense	708,481	(227,198)	1,150,217	(396,225)

Income (Loss) before Taxes	752,713	459,466	1,082,652	(1,270,042)

Income tax expense	213,434	—	213,434	—

NET INCOME (LOSS)	$539,279	$459,466	$869,218	$(1,270,042)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	34,877,781	13,342,790	34,594,814	13,342,790
DILUTED	39,872,225	13,342,790	40,075,981	13,342,790

NET INCOME (LOSS) PER SHARE:
BASIC	$0.02	$0.03	$0.03	$(0.10)
DILUTED	$0.01	$0.03	$0.02	$(0.10)
The accompanying notes are an integral part of these condensed consolidated financial statements

ProLink Holdings Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT
OF STOCKHOLDERS’ EQUITY
For the Six Months Ended July 1, 2006

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Income	Deficit	Equity

Balance at December 31, 2005	34,301,531	$3,430	$14,121,411	$—	$(12,093,363)	$2,031,478

Private placement of securities, net	1,000,000	100	959,900			960,000

Stock-based compensation	—	—	98,792	—	—	98,792

Unrealized gain on available-for-sale investments	—	—	—	184,000	—	184,000

Acquisition of remaining interest in ProLink Solutions from Parview, Inc. and other	(423,750)	(42)	(435,233)	—	—	(435,275)

Net income					869,218	869,218

Balance at July 1, 2006	34,877,781	$3,488	$14,744,870	$184,000	$(11,224,145)	$3,708,213

The accompanying notes are an integral part of these condensed consolidated financial statements

ProLink Holdings Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 1, 2006	July 2, 2005
Net income (loss)	$869,218	$(1,270,042)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	234,277	200,120
Stock-based compensation	98,792	—
Loss on disposal of equipment	16,298	—
Gain on reduction of reserves	(397,201)	—
Gain on early extinguishment of debt	(929,577)	—
Interest on residual value of leases	(528,146)	—
Provision for uncollectible receivables	(34,459)	—
Provision for obsolete and slow moving inventory	(295,612)	—
Deferred income taxes	213,434	—
Changes in working capital components:
Accounts receivable	(2,562,219)	(642,599)
Inventories	(502,942)	349,640
Prepaid expenses and other current assets	(71,503)	(14,745)
Accounts payable	1,943,819	154,285
Accrued liabilities	(137,536)	242,078
Accrued liabilities to related parties	—	(948,123)
Deferred revenue	(159,618)	(1,228,756)

Net cash used in operating activities	(2,212,975)	(3,158,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(140,998)	(113,289)
Asset acquisition	(1,600,000)	(200,000)
Proceeds from the sale of fixed assets	13,464	—
Deposits, restricted cash and other assets	(358,153)	—

Net cash used in investing activities	(2,085,487)	(313,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(964,672)	—
Proceeds from sale of common stock and receipt of stock subscriptions receivable	4,260,000	—
Fees paid in connection with financing transaction	(40,000)	—
Proceeds from borrowing on notes payable	—	3,838,916

Net cash provided by financing activities	3,252,328	3,838,916

NET (DECREASE) INCREASE IN CASH	(1,046,134)	367,485
CASH and cash equivalents, at beginning of the period	2,102,454	7,540

CASH and cash equivalents, at end of the period	$1,056,320	$375,025

The accompanying notes are an integral part of these condensed consolidated financial statements

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements as of, and for the three and six months ended July 1, 2006 and as of December 31, 2005 include the accounts of ProLink Holdings Corp. and its subsidiary ProLink Solutions, LLC (collectively, “ProLink”, “we”, “us” or “our”). In December 2005, ProLink Solutions, LLC completed a reverse merger with Amalgamated Technologies, Inc., which is more fully described in our 10-KSB for the year ended December 31, 2005. As a result of the recapitalization, the unaudited condensed consolidated statement of operations for the three and six months ended July 2, 2005 and the unaudited condensed consolidated statement of cash flows for the six months ended July 2, 2005 include only the accounts of ProLink Solutions, LLC (“ProLink Solutions”). ProLink’s fiscal year ends on the last Saturday of December. Both the 2006 and 2005 fiscal years contain 52 weeks with the first and second quarter of each year consisting of 13 weeks. All material inter-company transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. Except for the adoption of FASB Statement No. 123R, Share-Based Payment (SFAS 123R), which is more fully described in Note 2, the accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2005 as filed on Form 10-KSB. Operating results for the three and six months ended July 1, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ended December 30, 2006. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.
Reclassifications — Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income (loss).
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
Earnings (Loss) Per Share — Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effect of convertible instruments using the if-converted method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses for the six months ended July 2, 2005, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 will have a material effect on our consolidated financial statements.
In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on our consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. We do not expect SFAS No. 156 will have a material effect on our consolidated financial statements.
The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. We do not expect SFAS No. 155 will have a material effect on our consolidated financial statements.

2. SHARE-BASED PAYMENTS
Prior to January 1, 2006 we accounted for our share-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Share-Based Compensation (SFAS 123). Share-based employee compensation cost is recognized as a component of customer support service and selling, general and administrative expense in the Statement of Operations. For the year ended December 31, 2005 share-based employee compensation expense was $25,000. In the six month period ended July 2, 2005 there was no expense for share-based employee compensation expense. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under that transition method, employee compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123R. Results for prior periods have not been restated.
As a result of adopting SFAS 123R on January 1, 2006 our net income and income before income taxes for the three and six months ended July 1, 2006 is approximately $46,763 and $70,705 lower, respectively than if we had continued to account for share-based compensation under APB 25. The adoption of this standard had no impact on our provision for income taxes due to the valuation allowance for deferred tax assets due to operating losses
Prior to the adoption of SFAS 123R we presented all tax benefits, if any, of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits, excess or otherwise, for the six months ended July 1, 2006 and July 2, 2005 and therefore there is no impact on the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.

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
During the three and six months ended July 1, 2006 vesting continued on 233,000 options granted to certain employees in December 2005 with option exercise prices equal to the market value of our common stock on the date of the grant. During the three months ended July 1, 2006, 285,000 employee options were granted and 12,000 options were forfeited. As of July 1, 2006 $604,244 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of 1.4 years. Additional information relative to our employee options outstanding at July 1, 2006 is summarized as follows (unaudited):

	Total Options	Options Vested or	Options
	Outstanding	Expected to Vest	Exercisable

Number of options	9,623,538	9,545,838	9,105,538
Aggregate intrinsic value	$6,674,055	$6,674,055	$6,674,055
Weighted average remaining contractual term	9.5	9.5	9.5
Weighted average exercise price	$0.79	$0.79	$0.75
The weighted average grant date fair value of options granted during the second quarter of fiscal 2006 was $1.22 per option.
3. STOCKHOLDERS’ EQUITY
Private Placement of Securities — On December 30, 2005 ProLink entered into a Subscription Agreement with certain accredited investors whereby we completed a private placement offering of our common stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Pursuant to the terms of the private placement we sold 3,500,000 shares of our common stock at a purchase price of $1.00 per share for aggregate gross proceeds of $3,500,000. Investment banking fees of $240,000 were paid in connection with the placement in addition to granting warrants to purchase 100,000 shares of our common stock at an exercise price of $1.80 per share. As of December 31, 2005 the amount of $3,260,000 was recorded as subscriptions receivable, which was collected in full in January 2006. Offering expense of $122,125 related to the issuance of the warrants was earned and recognized in the six months ended July 1, 2006.
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

Stock Purchase Warrants — In connection with warrants issued for services prior to the current fiscal year we recognized operating expense in the amount of $20,175 during the three months ended July 1, 2006. The valuation of warrants granted during the six months ended July 1, 2006 was based upon a Black-Scholes calculation, assuming 3 year lives, a risk free rate of return of 4.58% and volatility of 125%.

	Number of	Weighted Average
	Shares Issuable	Exercise Price

Outstanding, beginning of period	2,180,121	$1.33
Granted	130,000	$1.50
Exercised	—	$—

Outstanding at end of the period	2,310,121	$1.34

Warrants outstanding at July 1, 2006 expire at various dates from 2008 through 2015.
4. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for the three and six months ended July 1, 2006 and July 2, 2005 is as follows (unaudited):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income (loss)	$539,279	$459,466	$869,218	$(1,270,042)
Other comprehensive income:

Unrealized gain on available-for-sale investments	100,000	—	184,000	—

Comprehensive income (loss)	$639,279	$459,466	$1,053,218	$(1,270,042)

5. INCOME TAXES
We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. As of July 1, 2006 we have recorded a deferred tax liability primarily as a result of a temporary timing difference in the recognition of income from the extinguishment of debt to E-Z-GO.
As of July 1, 2006 we had approximately $700,000 of net operating losses available through 2026.
6. ASSET ACQUISITION
On February 23, 2006, our operating subsidiary, ProLink Solutions agreed to purchase certain assets from the bankruptcy estate of Parview, Inc. and certain other assets held by David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust (collectively the “Seller”). Pursuant to the Purchase and Sale Agreement between Signal Systems Associates LLC (“SSA”), we paid the Seller an aggregate of $1,625,000 for (i) the Seller’s right to purchase certain assets from the bankruptcy estate of Parview, Inc., which assets included, among other things, equipment leases and membership interests in ProLink Solutions and (ii) certain lease residual payments and certain GPS equipment from David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust (an affiliate of SSA) (the “Additional Assets”). The Parview Assets were the subject of an auction conducted by the United States Bankruptcy Court, Middle District of Florida, Tampa Division. SSA was the successful bidder at the auction with a successful bid price of $475,000, which was paid by us in addition to the $1,625,000 purchase price being paid to the Seller. $500,000 of the purchase price was paid by delivery of a promissory note, in the principal amount of $500,000, with interest at the rate of 15%, payable (interest only) monthly beginning on March 22, 2006 and ending on August 22, 2006 when all outstanding principal and interest becomes due and payable. The $500,000 promissory note is collateralized by a Security Agreement with the Parview Assets serving as collateral. In connection with financing done with Comerica Bank the maturity date of the $500,000 note has been extended until October, 2006.
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

$2,100,000

7. LONG TERM DEBT
On June 30, 2006, ProLink Holdings Corp. (the “Company’) and Comerica Bank (“Comerica”) entered into a Loan and Security Agreement (the “Agreement”) whereby the Company borrowed $2,000,000 from Comerica plus interest adjusted daily to the rate which is two percent (2.0%) per annum in excess of the “base rate” announced by Comerica from time to time. The proceeds of the loan were used to repay certain outstanding indebtedness of the Company to E-Z-GO which resulted in our recording a gain on the early extinguishment of debt in the amount of approximately $929,000. The loan is secured by all of the Company’s assets including, but not limited to, accounts receivable, inventory, fixed assets, lease residuals, intellectual property (pursuant to a separate Intellectual Property Security Agreement) and securities of another company held by the Company (pursuant to a separate investment property security agreement with collateral control agreement requiring Comerica’s authorization prior to any sale of the subject securities). The Company shall make payments of $55,555.56 plus accrued interest on each of July 31, 2006 and August 31, 2006, and the remaining principal and accrued interest shall become due on September 30, 2006 (the “Maturity Date”). The Company is bound by several covenants pursuant to the Agreement including, among other things, requirements to maintain minimum net profits and restrictions on the issuance of additional secured debt or the declaration of dividends. In addition, the Company is required to use the proceeds resulting from the issuance of new equity (excluding any conversion into equity of certain existing indebtedness) to repay the loan. The Company has also agreed to provide Comerica with, among other things, copies of any and all filings made with the Securities and Exchange Commission and monthly financial statements, accounts receivable and payables aging lists. In addition to the reimbursement of expenses, the Company paid Comerica a fee of $25,000 and has agreed to pay an additional $25,000 in the event that the loan is not paid in full by the Maturity Date. See Note 9 to these financial statements regarding our default of one of the loan covenants and the granting of a waiver by Comerica Bank.
8. LEGAL PROCEEDINGS
On May 20, 2004 ParView filed a complaint against us, ProLink, Inc. and others in the Twelfth Judicial Circuit Court, Sarasota County, State of Florida. At the time the complaint was filed, ParView was an owner of ProLink. The complaint alleges that our president, as an agent of ProLink Solutions, violated certain agreements that existed between the parties and he, and others, made false representations to ParView. The complaint seeks to rescind all agreements among the parties and return the parties to the status quo they had before the creation of ProLink Solutions, and seeks other cures and remedies. The agreements provided for arbitration between the parties and a preliminary hearing was held on July 29, 2004 at which injunctive relief was ordered in our favor, enjoining ParView from interfering with our customers, landlords, vendors, suppliers and other similarly situated such persons until further notice. On August 12, 2004, ParView filed for bankruptcy protection and the arbitration proceeding is being held in abeyance pending the outcome of the bankruptcy proceeding. We believe that we have other defenses against the allegations and that our claims against ParView are in excess of $2,000,000. In August 2005 the Court converted the ParView bankruptcy filing from Chapter 11 to Chapter 7 liquidation. On February 24, 2006, the bankruptcy court entered an order declaring us and our bidding partner the winning bidder for the assets of ParView out of the bankruptcy. On March 10, 2006 we closed on the purchase of these assets including the legal claims of ParView against us, therefore this action has been terminated with prejudice.
In the quarter ended April 1, 2006 we realized a gain on the reduction of reserves in the amount of $530,000. As of December 31, 2005 we had maintained reserves for potential losses related to prior companies ProLink, Inc. and Parview. At April 1, 2006 management reviewed the status of potential claims as well as the status of litigation concerning a real estate lease for property in Sarasota, Florida and determined that reserves being maintained were no longer necessary. As a result we reduced the reserve by $530,000 and recorded this reduction in other income. A significant factor in the review process was our acquisition of all assets of Parview, including all claims, at the auction of the bankruptcy estate, conducted by the bankruptcy trustee. During the second quarter of 2006 we recorded an additional reserve in the amount of approximately $132,000 for legal costs incurred in connection with ongoing litigation as described herein and the resolution of the Parview bankruptcy matter. As of July 1, 2006 there remains $150,000 held as a reserve for any potential losses and related costs that may arise as a result of the Florida litigation.
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

9. SUBSEQUENT EVENTS
Referral and Recourse Agreement
On July 31, 2006 the Company executed a Referral and Recourse Agreement with US Express Leasing (USXL) in connection with USXL’s purchase of a portfolio of leases to golf courses, secured by GPS systems sold by ProLink, from Yamaha Motor Corporation, USA. Under the terms of the Referral and Recourse Agreement the Company earned a fee from USXL and the right to purchase the equipment at the expiry of the lease for $1, for providing the opportunity to USXL to acquire the portfolio of leases. In addition, ProLink has agreed to purchase from USXL any lease in which the lessee does not acknowledge the transfer and disavows its obligation to USXL, if such acknowledgement is not given by September 28, 2006. USXL will defer payment of the fee to ProLink until the consents or the first payment is received by USXL.
Loan Default
As of July 1, 2006, one financial covenant under Prolink’s $2,000,000 term loan with Comerica Bank was not met. The covenant specified that Prolink’s net income before taxes (exclusive of forgiveness of debt) would be equal to or greater than $400,000 for the quarter ended July 1, 2006. However, Prolink had approximately $576,000 less than the required amount at the end of the quarter. Prolink sought and, on August 11, 2006, obtained a waiver from Comerica Bank for this covenant violation.
10. MAJOR CUSTOMER
In the second quarter 2006, 26% of our revenues were generated through sales to Elumina Iberica, SA.
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
Overview
ProLink Holdings Corp. has one wholly-owned operating subsidiary, ProLink Solutions, LLC and one non-operating subsidiary, ProLink UK, Limited.
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

RESULTS OF OPERATIONS
Our consolidated results of operations are as follows for the six and three months ended July 1, 2006 and July 2, 2005:

	Three Months Ended		Change		Six Months Ended		Change
	July 1, 2006	July 2, 2005	Amount	Percent	July 1, 2006	July 2, 2005	Amount	Percent
Net revenues	$5,783,767	$5,186,641	$597,126	11.5%	$12,069,161	$5,957,462	$6,111,699	102.6%
Service revenue, net	776,498	714,794	61,704	8.6%	1,195,734	1,163,806	31,928	2.7%

Total revenue	6,560,265	5,901,435	658,830	11.2%	13,264,895	7,121,268	6,143,627	86.3%

Cost of sales	3,035,423	3,062,639	(27,216)	-0.9%	6,747,498	3,528,907	3,218,591	91.2%

Total revenue less cost of sales	3,524,842	2,838,796	686,046	24.2%	6,517,397	3,592,361	2,925,036	81.4%

Customer support service	1,197,575	790,026	407,549	51.6%	2,190,321	1,406,928	783,393	55.7%
Selling, general and administrative	2,283,035	1,362,106	920,929	67.6%	4,394,641	3,059,250	1,335,391	43.7%

Total expenses	3,480,610	2,152,132	1,328,478	61.7%	6,584,962	4,466,178	2,118,784	47.4%

Income (Loss) from operations	44,232	686,664	(642,432)	-93.6%	(67,565)	(873,817)	806,252	92.3%

Other income (expense)	708,481	(227,198)	935,679	411.8%	1,150,217	(396,225)	1,546,442	390.3%

Income (Loss) before taxes	752,713	459,466	293,247	63.8%	1,082,652	(1,270,042)	2,352,694	185.2%

Income tax expense	213,434	—	213,434	100.0%	213,434	—	213,434	100.0%

Net income (loss)	$539,279	$459,466	79,813	17.4%	$869,218	$(1,270,042)	2,139,260	168.4%

Per share-Basic	$0.02	$0.03			$0.03	$(0.10)

Per share-Diluted	$0.01	$0.03			$0.02	$(0.10)

Revenue
Three Months Ended July 1, 2006 and July 2, 2005
Total revenue was $6.6 million and $5.9 million for the three months ended July 1, 2006 and July 2, 2005, respectively, an increase of approximately $659,000 or 11.2%. The increase in revenue was driven primarily by substantial growth in sales to our distributor Elumina Iberica S.A. and to a lesser extent, advertising revenue and revenue from pay for play leases acquired in the first quarter of 2006. Gross revenue from system sales for the quarter ended July 1, 2006 were reduced by approximately $400,000 reflecting lease buyout costs in connection with certain system sales. Service revenue increased for the three months ended July 1, 2006 compared to 2005 due to the increase in the number of total golf course customers and increased service rates, offset by the recognition of deferred revenue in 2005 from prepaid service contracts that were recognized in full in the fourth quarter of 2005 as a result of actions by the bankruptcy court in the Parview matter. Accordingly, 2006 results do not include recognition of deferred service revenue.
Six Months Ended July 1, 2006 and July 2, 2005
Total revenue was $13.3 million and $7.1 million for the three months ended July 1, 2006 and July 2, 2005, respectively, an increase of $6.14 million or 86.3%. The increase in revenue was driven primarily by a substantial increase in the number of GPS systems installed domestically in 2006 as well as substantial growth in sales to our distributor Elumina Iberica S.A. Included in revenue for the six months ended July 1, 2006 was a gain of approximately $172,000 on the sale of certain leases acquired in

February, 2006. Service revenue increased for the six months ended July 1, 2006 compared to 2005 due to the increase in the number of total golf course customers and increased service rates, offset by the recognition of deferred revenue in 2005 from prepaid service contracts that were recognized in full in the fourth quarter of 2005 as a result of actions by the bankruptcy court in the Parview matter. Accordingly, 2006 results do not include recognition of deferred service revenue.
Cost of Revenue
Three Months Ended July 1, 2006 and July 2, 2005
Cost of sales decreased to $3,053,423, or approximately $27,000, for the three months ended July 1, 2006 from $3,062,639 over the same period in 2005 primarily due to increased margins on system sales as well as reductions in the production costs of GPS systems.
Six Months Ended July 1, 2006 and July 2, 2005
Cost of sales increased to $6,747,498, or approximately $3.2 million for the six months ended July 1, 2006 from $3,528,907 over the same period in 2005 primarily due to the increase in volume of system sales for the same period.
Total Revenue Less Cost of Sales
Three Months Ended July 1, 2006 and July 2, 2005
Total revenue less cost of sales for the three months ended July 1, 2006 was approximately $3.5 million and 53.7% compared to approximately $2.8 million and 48.1% for the three months ended July 2, 2005. Gross margin on system sales was positively impacted by the sale of used equipment as well as improved margins on new system sales.
Six Months Ended July 1, 2006 and July 2, 2005
Total revenue less cost of sales for the six months ended July 1, 2006 was approximately $6.5 million and 49.1% compared to approximately $3.6 million and 50.4% for the six months ended July 2, 2005. The total revenue less cost of sales as a percentage of total revenue is also impacted by the mix between system sales, advertising and financing income and service revenue.
Customer Support Service
Three Months Ended July 1, 2006 and July 2, 2005
Customer support service costs increased to $1,197,575, approximately $407,500 or 51.6% compared to $790,026 for the same period in 2005 and reflects management’s continued investment in customer service. The increase is the result of the addition of personnel and related costs as well as travel and contractor costs related to increased sales volume during the second quarter of 2006, increased freight costs due to volume of service and repair work and price increases by common carriers when compared to 2005.
Six Months Ended July 1, 2006 and July 2, 2005
Customer support service costs increased to $2,190,321, approximately $783,000 or 55.7% compared to $1,406,928 for the same period in 2005 and reflects management’s continued investment in customer service. The increase is the result of the addition of personnel and related costs as well as travel and contractor costs related to increased sales volume in 2006, increased freight costs due to volume of service and repair work and price increases by common carriers when compared to 2005.
Selling, General and Administrative
Three Months Ended July 1, 2006 and July 2, 2005
Selling, general and administrative costs increased to $2,283,035, approximately $921,000 or 67.6% for the three months ended July 1, 2006 compared to $1,362,106 for the three months ended July 2, 2005. Sales and marketing costs increased over 2005 reflecting the addition of sales and marketing personnel, an increase in promotional expense and expense incurred hosting user groups. Facility rent and insurance costs increased in 2006 reflecting our move into new facilities as well as the expense of directors and officers liability insurance. Personnel costs have increased in the three months ended July 1, 2006 compared to the same period in 2005 due to the addition of staff in new positions reflecting the growth of ProLink, primarily in the sales area and the Pro-Fit initiative. Legal fees, accounting and audit expense and expenses related to investor relations increased approximately $170,000 for the first second quarter of 2006 over 2005.
Total operating expenses were 53.1% of total revenues for the three months ended July 1, 2006 compared to 36.5% of total revenues for the same period in 2005. The change in percentage reflects primarily the addition of new personnel and increased sales and marketing costs to drive revenue growth, an increase in legal and accounting fees as well as the increased costs related to investor relations and public company compliance requirements.
Six Months Ended July 1, 2006 and July 2, 2005
Selling, general and administrative costs increased to $4,394,641 approximately $1.3 million or 43.7% for the six months ended July 1, 2006 compared to $3,059,250 for the six months ended July 2, 2005. Sales and marketing costs increased over 2005 reflecting the addition of sales and marketing personnel, an increase in promotional expense and expense incurred hosting user groups. We incurred expense of approximately $75,000 related to the move of our facilities from Tempe to Chandler, AZ and increases in facility rent and insurance costs. Personnel costs have increased in the six months ended July 1, 2006 compared to the same period in 2005 due to the addition of staff in new positions reflecting the growth of ProLink and compliance requirements of a publicly-held corporation. Legal fees, accounting and accounting fees and expenses related to investor relations increased approximately $170,000 for the first six months in 2006 over 2005.
Total operating expenses were 49.6% of total revenues for the six months ended July 1, 2006 compared to 62.7% of total revenues for the same period in 2005. The change in percentage reflects the increased sales volume in 2006 over 2005.
Other Income (Expense)
Three Months Ended July 1, 2006 and July 2, 2005
Total interest expense decreased to $85,225 for the three months ended April 1, 2006 compared to $254,408 for the same period in 2005 due to the conversion of debt to equity as a result of the reverse merger transaction executed in December 2005. In the quarter ended July 1, 2006 we realized a gain of approximately $930,000 as a result of a discount taken on the early payment of a note payable to E-Z-GO. Legal expenses related to matters concerning Parview in the amount of $132,000 were classified as other expense during the second quarter of 2006.
Six Months Ended July 1, 2006 and July 2, 2005
Total interest expense decreased to $168,679 for the six months ended July 1, 2006 compared to $436,056 for the same period in 2005 due to the conversion of debt to equity as a result of the reverse merger transaction executed in December 2005. In the quarter ended July 1, 2006 we realized a gain of approximately $930,000 as a result of a discount taken on the early payment of a note payable to E-Z-GO. As of December 31, 2005 we had maintained reserves for potential losses related to prior companies ProLink, Inc. and Parview. At April 1, 2006 management reviewed the status of potential claims as well as the status of litigation concerning a real estate lease for property in Sarasota, Florida and determined that reserves being maintained were no longer necessary. As a result we reduced the reserve by $530,000 and recorded this reduction in other income. A significant factor in the review process was our acquisition of all assets of Parview, including all claims, at the auction of the bankruptcy estate, conducted by the bankruptcy trustee. Legal expenses related to matters concerning Parview in the amount of $132,000 were classified as other expense during the second quarter of 2006. As of July 1, 2006 there remains $150,000 held as a reserve for any potential losses and related costs that may arise as a result of the Florida litigation.

LIQUIDITY AND CAPITAL RESOURCES
At July 1, 2006 we had approximately $1.7 million in cash and cash equivalents and investments, compared to approximately $2.6 million at December 31, 2005.
For the first six months of 2006 we used approximately $2.2 million for operations, primarily to finance accounts receivable to our distributor, Elumina Iberica S.A. We have extended terms to Elumina Iberica S.A. to assist with financing the growth of their system sales, primarily in Europe.
In the first six months of 2006 investing activities used approximately $1.6 million for the acquisition of assets from the bankruptcy estate of Parview and related leases, as more fully described in the notes to the financial statements. There was in increase of approximately $518,000 in restricted cash balances held by NC Golf under the terms of our program agreement, which expired December 31, 2005 in connection with their financing leases under the Pay for Play progam. Financing activities provided approximately $3.3 million in cash, primarily from the sale of common stock and collection of stock subscriptions receivable, offset by principal payments on debt. At June 30, 2006 we paid approximately $2.0 million to E-Z-GO as payment in full of a note payable realizing a discount of approximately $930,000. To retire the debt to E-Z-GO we obtained financing from Comerica Bank, as more fully described in the notes to the financial statements.
As of the filing date of this Form 10-QSB for the quarter ended July 1, 2006 we were in default of certain of the terms of the note to Comerica Bank, as more fully described in the notes to the financial statements. A waiver of default has been granted as of the filing date of Form 10-QSB. We are seeking to extend the terms of the financing with Comerica Bank or another source prior to the maturity of the note on September 30, 2006. It may not be possible to obtain financing on terms acceptable to us, in which case we will seek additional equity to satisfy our obligation to Comerica. We can provide no assurance that such financing will be available or, if available, on terms acceptable to us.
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
(b) Changes in Internal Controls. We have evaluated our internal control over financial reporting as of the end of our second fiscal quarter. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the second quarter of our current fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There were no changes from the legal proceedings disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2005 other than as described in Note 8 to the unaudited condensed consolidated financial statements herein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3. Defaults Upon Senior Securities.
As of June 30, 2006, one financial covenant under our $2,000,000 term loan with Comerica Bank was not met. The covenant specified that our net income before taxes, exclusive of the gain realized on the prepayment of debt, would be equal to or greater than $400,000 for the quarter ended July 1, 2006. We were granted a waiver of the covenant by Comerica Bank on August 11, 2006.
Item 4. Submission of Matters to a Vote of Security Holders.
At the annual meeting of stockholders held on June 21, 2006, the stockholders elected the Board of Director and voted upon two Board proposals contained within our proxy Statement dated May 17, 2006.
The Board nominees were elected with the following vote:

Nominee	For	Withheld
Steven D. Fisher	19,466,326	106,227
William D. Fugazy, Jr.	19,492,553	80,000
Lawrence D. Bain	19,492,553	80,000
Barry I. Regenstein	19,492,553	80,000
Jay Wolf	19,492,553	80,000
Rob Ellin	19,492,553	80,000
The Board proposals were approved with the following vote:

			Abstentions (other than
Proposal	For	Against	broker non-votes)	Broker Non-Votes
Adopt the 2005 Employee, Director and Consultant Stock option Plan	17,126,542	557,514	583,876	1,304,621
Ratify the selection of Semple & Cooper, LLP as independent auditors	19,572,553	0	0	0
Item 5. Other Information.
     None.
Item 6. Exhibits
Exhibits:

Exhibit
Number	Title of Document	Notes
10.1	Loan and Security Agreement dated June 30, 2006	*

10.2	Promissory Note dated June 30, 2006	*

10.3	Intellectual Property Security Agreement dated June 30, 2006	*

10.4	Waiver Agreement with Comerica Bank, dated August 11, 2006	*

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002	*

*	Filed herewith

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 14th day of August, 2006.

PROLINK HOLDINGS CORP.

By	/s/ Lawrence D. Bain

Lawrence D. Bain
President and Chief Executive Officer