Form 10QSB/A
period 2006-07-01
ProLink Holdings Corp.
filed 2006-08-15
CIK 1072816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
Amendment No. 1

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
Yes ☐ No ☑

Explanatory Note: This Amendment is being filed to correct typographical errors in the Statement of Cash Flows only. No other changes or corrections were made to this filing. We refiled the entire Form 10-QSB in order to provide more convenient access to the corrected information in context.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

ProLink Holdings Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 1, 2006	July 2, 2005
Net income (loss)	$869,218	$(1,270,042)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	234,277	200,120
Stock-based compensation	98,792	—
Loss on disposal of equipment	16,298	—
Gain on reduction of reserves	(397,201)	—
Gain on early extinguishment of debt	(929,577)	—
Interest on residual value of leases	(528,146)	—
Provision for uncollectible receivables	(34,459)	—
Provision for obsolete and slow moving inventory	(295,612)	—
Deferred income taxes	213,434	—
Changes in working capital components:
Accounts receivable	(2,562,219)	(642,599)
Inventories	(502,942)	349,640
Prepaid expenses and other current assets	(71,503)	(14,745)
Accounts payable	1,973,819	154,285
Accrued liabilities	(137,536)	242,078
Accrued liabilities to related parties	—	(948,123)
Deferred revenue	(159,618)	(1,228,756)

Net cash used in operating activities	(2,212,975)	(3,158,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(140,798)	(113,289)
Asset acquisition	(1,600,000)	(200,000)
Proceeds from the sale of fixed assets	13,464	—
Deposits, restricted cash and other assets	(358,153)	—

Net cash used in investing activities	(2,085,487)	(313,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(967,672)	—
Proceeds from sale of common stock and receipt of stock subscriptions receivable	4,260,000	—
Fees paid in connection with financing transaction	(40,000)	—
Proceeds from borrowing on notes payable	—	3,838,916

Net cash provided by financing activities	3,252,328	3,838,916

NET (DECREASE) INCREASE IN CASH	(1,046,134)	367,485
CASH and cash equivalents, at beginning of the period	2,102,454	7,540

CASH and cash equivalents, at end of the period	$1,056,320	$375,025

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