Form 10QSB
period 2006-09-30
ProLink Holdings Corp.
filed 2006-11-14
CIK 1072816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-25092
ProLink Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-0766246
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 South Benson Ln., Chandler, AZ	85224
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 14, 2006
Common Stock, $.0001 par value per share	34,877,781
Transitional Small Business Disclosure Format (Check one):           Yes☐ No☑

PROLINK HOLDINGS CORP

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
ProLink Holdings Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$282,266	$2,102,454
Available-for-sale investments	—	468,000
Subscriptions receivable, common stock	—	3,260,000
Accounts receivable, net of an allowance for doubtful accounts of $424,708 and $440,815	3,779,917	787,825
Inventories, net of an allowance of $678,986 and $1,167,723	2,338,487	1,034,932
Prepaid expenses and other current assets	247,823	188,640

TOTAL CURRENT ASSETS	6,648,493	7,841,851

EQUIPMENT, net	732,956	484,185
LICENSE, net of accumulated amortization of $646,809 and $464,894	1,253,191	1,435,106
INTEREST IN RESIDUAL LEASE EQUIPMENT	4,064,471	1,889,571
DEPOSITS AND OTHER ASSETS	729,550	106,722

TOTAL ASSETS	13,428,661	11,757,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and short-term financing	$2,749,337	$773,908
Current maturities of long-term debt to related parties	—	500,000
Accounts payable	4,351,796	2,091,477
Accrued liabilities	828,075	1,861,810
Deferred revenue	159,592	322,303

TOTAL CURRENT LIABILITIES	8,088,800	5,549,498

DEFERRED INCOME TAX LIABILITY	213,434	—
LONG-TERM DEBT, net of current maturities	1,432,921	4,176,459

TOTAL LIABILITIES	9,735,155	9,725,957

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.0001, 10,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, par value $.0001, 200,000,000 shares authorized; 34,877,781 and 34,301,531 issued and outstanding at September 30, 2006 and December 31, 2005	3,488	3,430
Additional paid-in capital	14,929,600	14,121,411
Accumulated deficit	(11,239,582)	(12,093,363)

TOTAL STOCKHOLDERS’ EQUITY	3,693,506	2,031,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	13,428,661	11,757,435

The accompanying notes are an integral part of these condensed consolidated financial statements

ProLink Holdings Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	Unaudited		Unaudited
REVENUES:
System sales and service	$4,392,417	$4,060,846	$15,480,507	$11,299,424
Net financing revenue	2,035,091	870,427	4,211,895	870,427

Total revenue	6,427,508	4,931,273	19,692,402	12,169,851

Cost of system sales and service	3,646,199	3,163,849	12,394,617	7,999,827

Gross margin	2,781,309	1,767,424	7,297,785	4,170,024

OPERATING EXPENSES:
Selling, customer support and general and administrative expense	2,662,281	1,683,372	7,246,315	4,842,479

Total operating expenses	2,662,281	1,683,372	7,246,315	4,842,479

Income (loss) from operations	119,028	84,052	51,470	(672,455)

OTHER INCOME (EXPENSE):
Investment income	10,649	—	26,285	—
Interest expense, related parties	—	(367,042)	—	(803,099)
Interest expense, other	(108,590)	(155,081)	(277,269)	(81,190)
Loss on disposal of assets	—	—	(16,298)	—
Gain on reduction of reserves	—	—	397,201	—
Gain on early extinguishment of debt	—	—	929,577	—
Other income (expense), net	(36,525)	19,223	(43,751)	(132,148)

Total other income (expense)	(134,466)	(502,900)	1,015,745	(1,016,437)

Income (loss) before income taxes	(15,438)	(418,848)	1,067,215	(1,688,892)

Income tax expense	—	—	213,434	—

NET INCOME (LOSS)	$(15,438)	$(418,848)	$853,781	$(1,688,892)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	34,877,781	13,342,790	34,692,799	13,342,790
DILUTED	34,877,781	13,342,790	40,038,251	13,342,790

NET INCOME (LOSS) PER SHARE:
BASIC	$—	$(0.03)	$0.02	$(0.13)
DILUTED	$—	$(0.03)	$0.02	$(0.13)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ProLink Holdings Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT
OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance at December 31, 2005	34,301,531	$3,430	$14,121,411	($12,093,363)	$2,031,478
Private placement of securities, net	1,000,000	100	959,900		960,000
Stock-based compensation	—	—	283,522	—	283,522
Acquisition of remaining interest in ProLink Solutions from Parview, Inc. and other (Note 5)	(423,750)	(42)	(435,233)	—	(435,275)
Net income	—	—	—	853,781	853,781

Balance at September 30, 2006	34,877,781	$3,488	$14,929,600	($11,239,582)	$3,693,506

The accompanying notes are an integral part of these condensed consolidated financial statements

ProLink Holdings Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2006	October 1, 2005
	Unaudited
Net income (loss)	$853,781	($1,688,892)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	359,522	276,304
Stock-based compensation	283,522	25,000
Loss on disposal of equipment	16,298	—
Gain on reduction of reserves	(397,201)	—
Gain on early extinguishment of debt	(929,577)	—
Non-cash component of Yamaha gain	(441,123)
Residual value of leases	(583,585)	—
Provision for uncollectible receivables	(16,107)	185,821
Provision for obsolete and slow moving inventory	(295,612)
Deferred income taxes	213,434
Gain on sale of available-for-sale investments	(10,649)
Changes in working capital components:
Accounts receivable	(2,975,985)	(1,163,103)
Inventories	(1,007,943)	150,650
Prepaid expenses and other assets	(167,478)	(53,288)
Accounts payable	2,260,319	(226,080)
Accrued liabilities	(636,534)	(1,455,861)
Accrued liabilities to related parties	—	(876,975)
Deferred revenue	(162,711)	(1,129,633)

Net cash used in operating activities	(3,637,629)	(5,956,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(159,395)	(22,816)
Asset acquisition	(1,600,000)	—
Proceeds from the sale of fixed assets	13,464	—
Proceeds from sale of available-for-sale investments	478,649	—

Net cash used in investing activities	(1,267,282)	(22,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,172,789)	—
Proceeds from sale of common stock and receipt of stock subscriptions receivable	4,260,000	—
Fees paid in connection with financing transaction	(40,000)	—
Proceeds from borrowing on notes payable	37,512	6,236,873

Net cash provided by financing activities	3,084,723	6,236,873

NET INCREASE (DECREASE) IN CASH	(1,820,188)	258,000
CASH and cash equivalents, at beginning of the period	2,102,454	7,540

CASH and cash equivalents, at end of the period	$282,266	$265,540

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements as of, and for the three and nine months ended September 30, 2006 and as of December 31, 2005 include the accounts of ProLink Holdings Corp. and its subsidiary ProLink Solutions, LLC (collectively, “ProLink”, “we”, “us” or “our”). In December 2005, ProLink Solutions, LLC completed a reverse merger with Amalgamated Technologies, Inc., which is more fully described in our 10-KSB for the year ended December 31, 2005. As a result of the recapitalization, the unaudited condensed consolidated statement of operations for the three and nine months ended October 1, 2005 and the unaudited condensed consolidated statement of cash flows for the nine months ended October 1, 2005 include only the accounts of ProLink Solutions, LLC (“ProLink Solutions”). ProLink’s fiscal year ends on the last Saturday of December. Both the 2006 and 2005 fiscal years contain 52 weeks with the first three quarters of each year consisting of 13 weeks. All material inter-company transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. Except for the adoption of FASB Statement No. 123R, Share-Based Payment (SFAS 123R), which is more fully described in Note 2, the accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2005 as filed on Form 10-KSB. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ended December 30, 2006. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.
Reclassifications — Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income (loss). Cost directly related to service revenues have been reclassified to cost of sales.
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
Earnings (Loss) Per Share — Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effect of convertible instruments using the if-converted method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses for the three months ended September 30, 2006 and the three and nine months ended October 1, 2005, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
Potentially dilutive securities not included in the diluted per share calculation due to the net loss for the three months ended September 30, 2006, included 4,720,213 common shares issuable under options and 290,911 common shares issuable under warrants. There were no potentially dilutive securities for the three and nine months ended October 1, 2005.
2. SHARE-BASED PAYMENTS
Prior to January 1, 2006 we accounted for our share-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Share-Based Compensation (SFAS 123). Share-based employee compensation cost is recognized as a component of cost of system sales and service, selling, customer support and general and administrative expense in the Statement of Operations. For the year ended December 31, 2005 share-based employee compensation expense was $25,000. In the nine month period ended October 1, 2005 there was no expense for share-based employee compensation expense. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under that transition method, employee compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123R. Results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006 our net income and income before income taxes for the three and nine months ended September 30, 2006 is approximately $109,433 and $172,631 lower, respectively than if we had continued to account for share-based compensation under APB 25. The adoption of this standard had no impact on our provision for income taxes due to the valuation allowance for deferred tax assets due to operating losses.
Prior to the adoption of SFAS 123R we presented all tax benefits, if any, of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits, excess or otherwise, for the nine months ended September 30, 2006 and October 1, 2005 and therefore there is no impact on the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
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
During the three and nine months ended September 30, 2006 vesting continued on 233,000 options granted to certain employees in December 2005 with option exercise prices equal to the market value of our common stock on the date of the grant. During the nine months ended September 30, 2006, 677,156 employee options were granted and 16,000 options were forfeited. As of September 30, 2006 $730,640 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of 1.9 years. Additional information relative to our employee options outstanding at September 30, 2006 is summarized as follows (unaudited):

	Total Options	Options Vested or	Options
	Outstanding	Expected to Vest	Exercisable

Number of options	9,999,694	9,863,171	9,105,538
Aggregate intrinsic value	$7,094,978	$7,091,608	$7,072,506
Weighted average remaining contractual term	9.3	9.3	9.3
Weighted average exercise price	$0.82	$0.81	$0.75
3. STOCKHOLDERS’ EQUITY
Private Placement of Securities— On December 30, 2005 ProLink entered into a Subscription Agreement with certain accredited investors whereby we completed a private placement offering of our common stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Pursuant to the terms of the private placement we sold 3,500,000 shares of our common stock at a purchase price of $1.00 per share for aggregate gross proceeds of $3,500,000. Investment banking fees of $240,000 were paid in connection with the placement in addition to granting warrants to purchase 100,000 shares of our common stock at an exercise price of $1.80 per share. As of December 31, 2005 the amount of $3,260,000 was recorded as subscriptions receivable, which was collected in full in January 2006.
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
Stock Purchase Warrants — In connection with warrants issued for services prior to and during the current fiscal year, we recognized expense in the amount of $75,333 and $110,891 during the three months and nine months ended September 30, 2006. The valuation of warrants granted during the nine months ended September 30, 2006 was based upon a Black-Scholes calculation, assuming three to ten year lives, a risk free rate of return of 4.58% and volatility of 60% to 125%.

Warrant activity for the nine months ended September 30, 2006 is as follows:

	Number of	Weighted Average
	Shares Issuable	Exercise Price

Outstanding, beginning of period	2,310,121	$1.34
Granted	500,000	$1.60
Exercised	—	$—

Outstanding, end of period	2,810,121	$1.38

Warrants outstanding at September 30, 2006 expire at various dates from 2008 through 2016.
4. INCOME TAXES
We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities to be recognized as deferred tax assets and liabilities. As of September 30, 2006 we have recorded a deferred tax liability as a result of a temporary timing difference in the recognition of income from the extinguishment of debt to E-Z-GO.
5. ASSET ACQUISITION
On February 23, 2006, our operating subsidiary, ProLink Solutions agreed to purchase certain assets from the bankruptcy estate of Parview, Inc. and certain other assets held by David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust. Pursuant to the Purchase and Sale Agreement between Signal Systems Associates, LLC (“SSA”), we paid the Seller an aggregate of $1,625,000 for (i) the Seller’s right to purchase certain assets from the bankruptcy estate of Parview, Inc., which assets included, among other things, equipment leases and membership interests in ProLink Solutions and (ii) certain lease residual payments and certain GPS equipment from David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust (an affiliate of SSA) (the “Additional Assets”). The Parview Assets were the subject of an auction conducted by the United States Bankruptcy Court, Middle District of Florida, Tampa Division. SSA was the successful bidder at the auction with a successful bid price of $475,000, which was paid by us in addition to the $1,625,000 purchase price being paid to the Seller. $500,000 of the purchase price was paid by delivery of a promissory note, in the principal amount of $500,000, with interest at the rate of 15%, payable (interest only) monthly beginning on March 22, 2006 and ending on August 22, 2006 when all outstanding principal and interest becomes due and payable. The $500,000 promissory note is collateralized by a Security Agreement with the Parview Assets serving as collateral. In connection with financing done with Comerica Bank the maturity date of the $500,000 note has been extended until October, 2006.
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

$2,100,000

6. LONG TERM DEBT
On June 30, 2006, ProLink and Comerica Bank (“Comerica”) entered into a Loan and Security Agreement (the “Agreement”) whereby we borrowed $2,000,000 from Comerica plus interest adjusted daily to the rate which is two percent (2.0%) per annum in excess of the “base rate” announced by Comerica from time to time. The proceeds of the loan were used to repay certain outstanding indebtedness of ProLink to E-Z-GO which resulted in our recording a gain on the early extinguishment of debt in the amount of approximately $929,000. The loan is secured by all of our assets including, but not limited to, accounts receivable, inventory, fixed assets, lease residuals, intellectual property (pursuant to a separate Intellectual Property Security Agreement) and securities of another company held by us (pursuant to a separate investment property security agreement with collateral control agreement requiring Comerica’s authorization prior to any sale of the subject securities). We shall make payments of $55,555.56 plus accrued interest on each of July 31, 2006 and August 31, 2006, and the remaining principal and accrued interest shall become due on September 30, 2006 (the “Maturity Date”). We are bound by several covenants pursuant to the Agreement including, among other things, requirements to maintain minimum net profits and restrictions on the issuance of additional secured debt or the declaration of dividends. In addition, we are required to use the proceeds resulting from the issuance of new equity (excluding any conversion into equity of certain existing indebtedness) to repay the loan. We have also agreed to provide Comerica with, among other things, copies of any and all filings made with the Securities and Exchange Commission and monthly financial statements, accounts receivable and payables aging lists. In addition to the reimbursement of expenses, we paid Comerica a fee of $25,000 and have agreed to pay an additional $25,000 in the event that the loan is not paid in full by the Maturity Date.
On October 23, 2006, we entered into a Loan and Security Agreement with Comerica Bank to refinance the above term loan dated June 30, 2006. See Note 9 Subsequent Events.
7. LEGAL PROCEEDINGS
On May 20, 2004 ParView filed a complaint against us, ProLink, Inc. and others in the Twelfth Judicial Circuit Court, Sarasota County, State of Florida. At the time the complaint was filed, ParView was an owner of ProLink. The complaint alleges that our president, as an agent of ProLink Solutions, violated certain agreements that existed between the parties and he, and others, made false representations to ParView. The complaint sought to rescind all agreements among the parties and return the parties to the status quo they had before the creation of ProLink Solutions, and sought other cures and remedies. The agreements provided for arbitration between the parties and a preliminary hearing was held on September 30, 2004 at which time injunctive relief was ordered in our favor, enjoining ParView from interfering with our customers, landlords, vendors, suppliers and other similarly situated such persons until further notice. On August 12, 2004, ParView filed for bankruptcy protection and the arbitration proceeding is being held in abeyance pending the outcome of the bankruptcy proceeding. We believe that we have other defenses against the allegations and that our claims against ParView are in excess of $2,000,000. In August 2005 the Court converted the ParView bankruptcy filing from Chapter 11 to Chapter 7 liquidation. On February 24, 2006, the bankruptcy court entered an order declaring us and our bidding partner the winning bidder for the assets of ParView out of the bankruptcy. On March 10, 2006 we closed on the purchase of these assets including the legal claims of ParView against us, therefore this action has been terminated with prejudice.
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
ProLink is a defendant in an action brought by Advantage Enterprises, Inc. The action arises out of a non-residential real property lease between ParView, Inc. and the predecessor of Advantage Enterprises, Inc. On October 21, 2005 the court granted our motion to dismiss but granted Advantage leave to amend. Total damages in the initial complaint were approximately $99,772 exclusive of interest, costs and fees. A mediation session was held on April 26, 2006, however, no resolution between the parties was reached. Discovery has commenced in this case, the amount of the claim presented at the mediation by Advantage was $240,000. An offer of judgment was made by Advantage on October 23, 2006 in the amount of $220,000. ProLink has not responded to this offer as of the date of this filing. In the interim, ProLink feels that it has valid defenses to the action and will continue to vigorously defend the action.
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
We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink. As of September 30, 2006, we maintain an accrual of $150,000 related the litigation described above, which in our judgment, represents estimated losses that will be incurred as a result of these actions.
8. RELATED PARTY TRANSACTIONS
On September 18, 2006, the Company’s wholly-owned subsidiary ProLink Solutions, LLC (“PSL”) entered into a Letter Factoring Agreement with FOC Financial L.P. (“FOC”). Steven D. Fisher, one of the Company’s directors, is the General Partner of FOC. Pursuant to the Letter Factoring Agreement, FOC in its sole discretion, may make advances to PSL from time to time in an amount not to exceed $750,000 collateralized with golf course management systems sold to golf courses. Advances may be borrowed, repaid, and reborrowed on a revolving basis through November 15, 2006. Upon certification by PSL that it has executed lease documents, approved credit with a lease financing source and has shipped a system to a course, FOC will advance 90% of the gross proceeds of such sale less a .5% origination fee. If any system funded pursuant to the Letter Factoring Agreement is rejected or returned, PSL has agreed to provide priority remarketing for that system. The Loan is evidenced by a Revolving Promissory Note. Further, in order to induce FOC to enter into this Letter Factoring Agreement, the Company agreed to issue a warrant to purchase 250,000 shares of the Company’s common stock to FOC at an exercise price of $1.60 per share with a term of 10 years. During the nine months ended September 30, 2006, we borrowed and repaid an aggregate of $376,294 under this agreement. In connection with these borrowings, we paid fees of $1,886 to FOC. It is not anticipated that the Company will make further draws against this line following its expiration on November 15, 2006.
On July 10, 2006, the Company appointed Mr. Andrew L. Wing as a member of the Board of Directors (as discussed below). In connection with such appointment, the Company and Mr. Wing entered into a Consulting Agreement, dated July 10, 2006. The Consulting Agreement provides that Mr. Wing will provide certain advertising sales services to the Company in exchange for commissions, 5% for the first three years and 2% for the fourth and fifth years, that will be paid for revenues received by the Company from advertisers. After the fifth year, no further commissions will be paid. The Consulting Agreement shall continue on a month-to-month basis and may be terminated by the Company upon written notice. ProLink has not paid any commission to Mr. Wing to the date of this filing.
9. SUBSEQUENT EVENTS
Senior Subordinated Secured Notes. On October 12, 2006, we closed on the sale of a series of Senior Secured Notes due April 11, 2007, (the “Notes”) in the aggregate amount of $4,500,000 with certain accredited investors (the “Holders”) in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). We accepted the signatures from the Holders on October 11, 2006. In addition, the Holders were granted warrants to purchase 931,038 shares of our common stock of which number represents 30% of the quotient of the face value of the Notes at the closing bid price of the common stock on the date of closing. The warrants have an exercise price of $1.45, and expire in October 2011. The Notes were sold pursuant to a Securities Purchase Agreement that provides for registration rights for the resale of the shares underlying the warrants and any shares issued to the Holders as interest payments, on such form of registration statement that is appropriate for such purpose. We will use the proceeds from the sale of the Notes for working capital and general corporate purposes.
The Notes accrue interest at the rate of 12% per annum, payable quarterly in arrears, with the first interest payment commencing on December 31, 2006. Interest may be paid in cash or in shares of common stock of ProLink and, under certain circumstances, in the event interest is paid in shares of common stock, the number of shares which may be issued in lieu of such cash payment is determined based on a discount to the market price at such time of payment. The provisions of the Securities Purchase Agreement and Notes contain certain representations and operational covenants that we must comply with for as long as the Notes and Warrants are outstanding.
Payment of the Notes is secured by a security interest in all of our assets including, but not limited to, accounts receivable, inventory, fixed assets, lease residuals and intellectual property pursuant to a Security Agreement. This security interest is subordinate to the security interest of Comerica Bank as described below.
Comerica Facilities. On October 23, 2006, Prolink entered into a Loan and Security Agreement with Comerica Bank, as lender and security agent.
The agreement provides for (i) a revolving loan made by Comerica to ProLink in an amount of up to $3,000,000 (the “Revolving Loan”), as evidenced by that certain Revolving Promissory Note executed as of the date of the Agreement (the “Revolving Note”); and (ii) a term loan made by Comerica to ProLink in the amount of $2,500,000 (the “Term Loan” and, together with the Revolving Loan, the “Loans”), as evidenced by that certain Term Note executed as of the date of the Agreement (the “Term Note” and, with the Revolving Note, the “Notes”). In consideration for Comerica’s agreement to make the Loans, ProLink has granted to Comerica a security interest, which is subject to a Subordination Agreement entered into with Iroquois Master Fund Ltd., dated as of October 10, 2006, in all presently existing and future Collateral and Inventory of ProLink, as well as in certain Negotiable Collateral in the event of an Event of Default under the terms of, and as set forth in, the Agreement. The Loan is also secured by that certain Intellectual Property Security Agreement, entered into as of June 30, 2006.
The proceeds of the Term Loan are to be used to refinance the then existing Indebtedness of ProLink, as well as indebtedness owed to David Band and Stanley B. Kane, as trustees of the Putters Loan Trust. The principal and interest due under the Term Loan is payable in monthly installments of $52,083.33 starting on December 1, 2006, with a final payment of all outstanding principal and interest due on the maturity date of September 30, 2009. In addition to such regularly scheduled payments, if ProLink (a) is unable to maintain cash or cash equivalents on its balance sheet of a minimum of $1,500,000, as of the end of each fiscal quarter of our fiscal year and (b) an Event of Default shall have occurred during such fiscal year, then ProLink shall pay within the time period stipulated in the Term Note an amount equal to 30% of the Excess Cash Flow as an additional principal payment. Interest accrues under the Term Note at a floating rate comprised of the Base Rate plus 1%, as adjusted from time to time by Comerica. So long as no Event of Default shall have occurred and be continuing, the Base Rate shall be reduced by 0.25%.
The proceeds of the Revolving Loan are to be used for our general working capital purposes. Interest accruing under the Revolving Loan shall be payable on the first day of each calendar month following the date of such Note, with a lump sum payment of all outstanding principal due and payable on May 1, 2008. Interest accrues on the principal balances of the Revolving Loan outstanding from time to time at a floating rate equal to the Base Rate, as adjusted from time to time by Comerica. So long as no Event of Default shall have occurred and be continuing, the Base Rate shall be reduced by 0.75%. The Revolving Note also provides ProLink with an option to convert the interest rate payable thereunder to a rate based on LIBOR.
If any payment of principal or interest under either of the Notes shall not be made within 15 calendar days of the applicable due date, then Comerica may impose a late charge equal to 5% of such overdue amount. In the event of a default of payment of principal or interest under either of the Notes after the expiration of any applicable cure periods, then the entire amounts due under such Note shall be immediately due and the interest payable shall be increased by 3% until such time as any arrears are paid in full.
Upon the occurrence of an Event of Default, Comerica may, at its election and among other things, accelerate the indebtedness evidenced by the Notes, cease advancing credit under the Agreement, terminate the Agreement as to any future liabilities or obligations owed by Comerica thereunder and make such payments or do such things as Comerica considers reasonable or necessary to protect its security interest in the Collateral and Inventory, including, but not limited to, sell or dispose of such Collateral or Inventory. Comerica is also granted a license or other right to use, without charge, the intellectual property of the ProLink Entities as such right pertains to the Collateral subject to Comerica’s security interest.
Settlement of Litigation and License Agreement. In November 2005, a suit was filed against us and our European distributors, Elumina Iberica Limited and Elumina Iberica S.A., in the Patents County Court in the UK by GPS Industries, Inc. (“GPSI”), a competing company. The suit alleged that we infringed on certain international patents owned or controlled by GPSI on systems sold in the United Kingdom. The alleged infringed patents relate to the use of differential GPS in connection with golf courses and covers both system and process claims. On October 25, 2006, ProLink Solutions and the Elumina entities entered into a Settlement Agreement, which includes a License Agreement, with GPSI pursuant to which the parties agreed to settle this action. The agreement calls for the payment by ProLink, on behalf of us and the Elumina entities, to GPSI of a total of $1,200,000, payable as follows: an initial payment of $202,500, followed by 19 quarterly payments of $52,500 each, commencing on February 1, 2007.
In consideration of the compliance of we and the Elumina entities with their obligations under the settlement agreement, GPSI agrees to grant to ProLink Solutions, as of the date of the Settlement Agreement, a fully-paid up license, the terms of which are more fully set forth in the License Agreement. The parties agreed, among other things, that no payments aside from the ones required by the settlement agreement would be payable, that the settlement agreement would constitute a release of all parties relating to the disputes subject to the settlement agreement, and that the Defendants agree not to challenge, or cause to be challenged, or assist others to challenge, directly or indirectly, the validity and/or enforceability of the patents subject to the settlement agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled “Forward-Looking Statements” and factors affecting future results as well as our other filings made with the Securities and Exchange Commission.
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
Substantially all of the assets and operations of ProLink are located in Chandler, Arizona. International sales are made to companies in foreign countries who have executed a distribution agreement with ProLink except for Japan, where ProLink sells directly to a publicly-held company that owns and operates golf courses.
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

RESULTS OF OPERATIONS
Our consolidated results of operations are as follows for the three and nine months ended September 30, 2006 and October 1, 2005:

	Three Months Ended				Nine months Ended
	September 30,	October 1,	Change		September 30,	October 1,	Change
	2006	2005	Amount	Percent	2006	2005	Amount	Percent
System sales and service	$4,392,417	$4,060,846	$331,571	8.2%	$15,480,507	$11,299,424	$4,181,083	37.0%
Net financing revenue	2,035,091	870,427	1,164,664	133.8%	4,211,895	870,427	3,341,468	383.9%

Total revenue	6,427,508	4,931,273	1,496,235	30.3%	19,692,402	12,169,851	7,522,551	61.8%

Cost of system sales and services	3,646,199	3,163,849	482,350	15.2%	12,394,617	7,999,827	4,394,790	54.9%

Total revenue less cost of sales	2,781,309	1,767,424	1,013,885	57.4%	7,297,785	4,170,024	3,127,761	75.0%

Customer support service	272,298	200,410	71,888	35.9%	713,666	554,131	159,535	28.8%
Selling, general and administrative	2,389,983	1,482,962	907,021	61.2%	6,532,649	4,288,348	2,244,301	52.3%

Total expenses	2,662,281	1,683,372	978,909	58.2%	7,246,315	4,842,479	2,403,835	49.6%

Income (Loss) from operations	119,028	84,052	34,976	41.6%	51,470	(672,455)	723,925	-107.7%

Other income (expense)	(134,466)	(502,900)	368,434	-73.3%	1,015,745	(1,016,437)	2,032,182	-199.9%

Income (loss) before taxes	(15,438)	(418,848)	403,410	-96.3%	1,067,215	(1,688,892)	2,756,107	-163.2%

Income tax expense	—	—	—	0.0%	213,434	—	213,434	0.0%

Net income (loss)	$(15,438)	$(418,848)	403,410	-96.3%	$853,781	$(1,688,892)	2,542,673	-150.6%

Per share-Basic	$	$(0.03)			$0.02	$(0.13)

Per share-Diluted	$—	$(0.03)			$0.02	$(0.13)

Revenue
Three Months Ended September 30, 2006 and October 1, 2005
Total revenue was $6.4 million and $4.9 million for the three months ended September 30, 2006 and October 1, 2005, respectively, an increase of approximately $1.5 million or 30.3%. The increase in total revenue was driven primarily by substantial growth in sales to our distributor Elumina Iberica S.A. as well as approximately $1.0 million earned on a portfolio refinancing transaction. Gross revenue from system sales for the quarter ended September 30, 2006 were reduced by approximately $140,000 reflecting lease buyout costs in connection with certain system sales. Service revenue increased for the three months ended September 30, 2006 compared to 2005 due to the increase in the number of total golf course customers and increased service rates, offset by the recognition of deferred revenue in 2005 from prepaid service contracts that were recognized in full in the fourth quarter of 2005 as a result of actions by the bankruptcy court in the Parview matter. Accordingly, 2006 results do not include recognition of deferred service revenue.
Nine months Ended September 30, 2006 and October 1, 2005
Total revenue was $19.7 million and $12.2 million for the nine months ended September 30, 2006 and October 1, 2005, respectively, an increase of $7.5 million or 61.8%. The increase in revenue was driven primarily by a substantial increase in the number of GPS systems installed domestically in 2006 as well as substantial growth in sales to our distributor Elumina Iberica S.A. Included in revenue for the nine months ended September 30, 2006 was approximately $1.0 million earned on a portfolio refinancing transaction as well as a gain of approximately $172,000 on the sale of certain leases acquired in February 2006. Service revenue increased for the nine months ended September 30, 2006 compared to 2005 due to the increase in the number of total golf course customers and increased service rates, offset by the recognition of deferred revenue in 2005 from prepaid service contracts that were recognized in full in the fourth quarter of 2005 as a result of actions by the bankruptcy court in the Parview matter. Accordingly, 2006 results do not include recognition of deferred service revenue.
Cost of Revenue
Three Months Ended September 30, 2006 and October 1, 2005
Cost of sales increased $482,350 for the three months ended September 30, 2006 over the same period in 2005 primarily due to increased volume in system sales both internationally as well as domestically, offset by reductions in the production costs of GPS systems. Stock-based compensation related to our cost of sales is approximately $17,300 higher, primarily as a result of adopting SFAS 123R on January 1, 2006.
Nine months Ended September 30, 2006 and October 1, 2005
Cost of sales increased approximately $4.4 million for the nine months ended September 30, 2006 over the same period in 2005 primarily due to the increase in volume of system sales for the same period again offset by reductions in the production costs of GPS systems. Stock-based compensation related to our cost of sales is approximately $44,400 higher primarily as a result of adopting SFAS 123R on January 1, 2006.
Gross Margin
Three Months Ended September 30, 2006 and October 1, 2005
Gross Margin for the three months ended September 30, 2006 was approximately $2.8 million or 43.3% compared to approximately $1.8 million or 35.8% for the three months ended October 1, 2005. Gross margin was positively impacted by the improved margins on new system sales as well as the impacts from the portfolio refinancing transaction of approximately $1.0 million.
Nine months Ended September 30, 2006 and October 1, 2005
Gross Margin for the nine months ended September 30, 2006 was approximately $7.3 million or 37.1% compared to approximately $4.2 million or 34.3% for the nine months ended October 1, 2005. Gross margin was positively impacted by the continuing trend of improved margins on new system sales as well as the impacts from the portfolio refinancing transaction of approximately $1.0 million.

Customer Support Service
Three Months Ended September 30, 2006 and October 1, 2005
Customer support service costs increased approximately $72,000 or 35.9% compared to the same period in 2005 and reflects management’s continued investment in customer service. The increase is the result of the addition of personnel and their related costs including systems support.
Nine months Ended September 30, 2006 and October 1, 2005
Customer support service costs increased approximately $160,000 or 28.8% compared to the same period in 2005 and reflects management’s continued investment in customer service. The increase is the result of the addition of personnel and their related costs including systems support.
Selling, General and Administrative
Three Months Ended September 30, 2006 and October 1, 2005
Selling, general and administrative costs increased approximately $907,000 or 61.2% for the three months ended September 30, 2006 compared to the three months ended October 1, 2005. Sales and marketing costs increased over 2005 reflecting the addition of sales and marketing personnel, an increase in promotional expense and expense incurred hosting user groups. Facility rent and insurance costs increased in 2006 reflecting our move into new facilities as well as the expense of directors and officers liability insurance. Research and development costs have increased as well reflecting Prolink’s dedication to improving and refining their technology offered in their systems. Personnel costs have increased in the three months ended September 30, 2006 compared to the same period in 2005 due to the addition of staff in new positions reflecting the growth of ProLink, primarily in the sales area and the Pro-Fit initiative. Legal fees, accounting and audit expense and expenses related to investor relations increased approximately $213,000 for the third quarter of 2006 over 2005. The remainder of the increase is driven primarily by increased headcount costs including salaries and recruiting fees associated with the year over year growth of ProLink.
Total operating expenses were 41.4% of total revenues for the three months ended September 30, 2006 compared to 34.1% of total revenues for the same period in 2005. The change in percentage reflects primarily the addition of new personnel and increased sales and marketing costs to drive revenue growth, an increase in legal and accounting fees as well as the increased costs related to investor relations and public company compliance requirements. Stock-based compensation related to total operating expenses is approximately $167,500 higher as a result of adopting SFAS 123R on January 1, 2006.
Nine months Ended September 30, 2006 and October 1, 2005
Selling, general and administrative costs increased approximately $2.2 million or 52.3% for the nine months ended September 30, 2006 compared to the nine months ended October 1, 2005. Sales and marketing costs increased over 2005 reflecting the addition of sales and marketing personnel, an increase in promotional expense and expense incurred hosting user groups. We incurred expense of approximately $75,000 related to the move of our facilities from Tempe to Chandler, AZ and increases in facility rent and insurance costs. Personnel costs have increased in the nine months ended September 30, 2006 compared to the same period in 2005 due to the addition of staff in new positions reflecting the growth of ProLink and compliance requirements of a publicly-held corporation. Legal fees, accounting and accounting fees and expenses related to investor relations increased approximately $339,000 for the first nine months in 2006 over 2005. The remainder of the increase is driven primarily by increased headcount costs including salaries and recruiting fees associated with the year over year growth of the company.
Total operating expenses were 36.8% of total revenues for the nine months ended September 30, 2006 compared to 39.8% of total revenues for the same period in 2005. The reduction in percentage reflects Prolink’s commitment to controlling overhead costs while achieving the increased sales volume in 2006 over 2005. Stock-based compensation related to total operating expenses is approximately $239,100 higher as a result of adopting SFAS 123R on January 1, 2006.

Other Income (Expense)
Three Months Ended September 30, 2006 and October 1, 2005
Total interest expense decreased for the three months ended September 30, 2006 compared to the same period in 2005 due to the conversion of debt to equity as a result of the reverse merger transaction executed in December 2005. In the second quarter of fiscal 2006, we realized a gain of approximately $930,000 as a result of the early payment of a note payable to E-Z-GO.
Nine months Ended September 30, 2006 and October 1, 2005
Total interest expense decreased for the nine months ended September 30, 2006 compared to the same period in 2005 due to the conversion of debt to equity as a result of the reverse merger transaction executed in December 2005. In the second quarter of fiscal 2006, we realized a gain of approximately $930,000 as a result of a discount taken on the early payment of a note payable to E-Z-GO. As of December 31, 2005 we had maintained reserves for potential losses related to prior companies ProLink, Inc. and Parview. At April 1, 2006 management reviewed the status of potential claims as well as the status of litigation concerning a real estate lease for property in Sarasota, Florida and determined that reserves being maintained were no longer necessary. As a result we reduced the reserve by $530,000 and recorded this reduction in other income. A significant factor in the review process was our acquisition of all assets of Parview, including all claims, at the auction of the bankruptcy estate, conducted by the bankruptcy trustee. Legal expenses related to matters concerning Parview in the amount of $132,000 were classified as other expense during the second quarter of 2006. As of September 30, 2006 there remains $150,000 held as a reserve for any potential losses and related costs that may arise as a result of the Florida litigation.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2006 we had approximately $0.3 million in cash and cash equivalents and investments, compared to approximately $2.6 million at December 31, 2005.
For the first nine months of 2006 we used approximately $3.6 million for operations, primarily to finance accounts receivable to our distributor, Elumina Iberica S.A as well as inventories to accommodate our increasing sales volumes. We have extended terms to Elumina Iberica S.A. to assist with financing the growth of their system sales, primarily in Europe.
In the first nine months of 2006 investing activities used approximately $1.6 million for the acquisition of assets from the bankruptcy estate of Parview and related leases, as more fully described in the notes to the financial statements. Financing activities provided approximately $3.1 million in cash, primarily from the sale of common stock and, collection of stock subscriptions receivable offset by principal payments on debt. At June 30, 2006 we paid approximately $2.0 million to E-Z-GO as payment in full of a note payable realizing a discount of approximately $930,000. To retire the debt to E-Z-GO we obtained financing from Comerica Bank, as more fully described in the notes to the financial statements.
As of the end of the period covered by this report on Form 10-QSB the note to Comerica Bank was due in full, as more fully described in the notes to the financial statements. This note was refinanced on October 23, 2006 into a Term Loan maturing on September 20, 2009. The terms of this note and its use of proceeds is more fully described in the notes to the accompanying financial statements.
Senior Subordinated Secured Notes. On October 12, 2006, we closed on the sale of a series of Senior Secured Notes due April 11, 2007, (the “Notes”) in the aggregate amount of $4,500,000 with certain accredited investors (the “Holders”) in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). We accepted the signatures from the Holders on October 11, 2006. In addition, the Holders were granted warrants to purchase 931,038 shares of the common stock of which number represents 30% of the quotient of the face value of the Notes at the closing bid price of the common stock on the date of closing. The warrants have an exercise price of $1.45, and expire in October 2011. The Notes were sold pursuant to a Securities Purchase Agreement that provides for registration rights for the resale of the shares underlying the warrants and any shares issued to the Holders as interest payments, on such form of registration statement that is appropriate for such purpose. We will use the proceeds from the sale of the Notes for working capital and general corporate purposes.
The Notes accrue interest at the rate of 12% per annum, payable quarterly in arrears, with the first interest payment commencing on December 31, 2006. Interest may be paid in cash or in shares of common stock of ProLink and, under certain circumstances, in the event interest is paid in shares of common stock, the number of shares which may be issued in lieu of such cash payment is determined based on a discount to the market price at such time of payment. The provisions of the Securities Purchase Agreement and Notes contain certain representations and operational covenants that we must comply with for as long as the Notes and Warrants are outstanding.
Payment of the Notes is secured by a security interest in all of our assets including, but not limited to, accounts receivable, inventory, fixed assets, lease residuals and intellectual property pursuant to a Security Agreement. This security interest is subordinate to the security interest of Comerica Bank as described below.
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

(b) Changes in Internal Controls. We have evaluated our internal control over financial reporting as of the end of our third fiscal quarter. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the third quarter of our current fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits:

Exhibit
Number	Title of Document	Notes
10.1	GPSI — Executed Settlement and License Agreement	*

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002	*

*	Filed herewith

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 14th day of November, 2006.
PROLINK HOLDINGS CORP.
By /s/ Lawrence D. Bain
Lawrence D. Bain
President and Chief Executive Officer

Exhibit Index

Exhibit
Number	Title of Document	Notes
10.1	GPSI — Executed Settlement and License Agreement	*

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002	*

*	Filed herewith