Form 10KSB
period 2006-12-31
ProLink Holdings Corp.
filed 2007-04-17
CIK 1072816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number: 0-25092
PROLINK HOLDINGS CORP.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization	30-0280392 (IRS Employer Identification No.)

410 S. Benson Ln., Chandler, Arizona (Address of principal executive offices)	85224 (Zip Code)
Issuer’s telephone number: (480) 961-8800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered N/A
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
Yes ☐     No ☑
The issuer’s revenues for the fiscal year ended December 31, 2006 were $23,573,199.
The aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common stock was sold on April 13, 2007, was $31,941,039.
The number of outstanding shares of the issuer’s common stock on April 13, 2007 was 37,559,881.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

PROLINK HOLDINGS CORP. AND SUBSIDIARY
FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-KSB, including statements in “Business” in Item 1 and “Management’s Discussion and Analysis” in Item 6 of this report, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including, among other things: statements about projections of matters that affect net sales, gross profit, operating expenses, earnings from operations or net earnings; projections of capital expenditures; projections for growth; hiring plans; plans for future operations; financing needs or plans; plans relating to our products and services; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:
•	Dependence on distributors in our international markets;

•	Risks related to covenant violations on our senior credit facilities;

•	The significant capital requirements of our customers;

•	Our dependence on licensed technology;

•	Our ability to effectively protect or retain our intellectual property;

•	Our efforts to enforce and defend our intellectual property;

•	Reliance on technological development and risk of possible technological obsolescence;

•	Dependence on sole source and limited source suppliers for certain key components;

•	Our fixed costs may lead to operating results below anticipated levels;

•	Possibility of a significant manufacturing defect;

•	Future acquisitions could disrupt our business and harm our financial condition;

•	Our ability to effectively manage any future growth and the related demands on our resources;

•	The mix of products and services that we sell;

•	Risks associated with our international operations;

•	Concentration of stock ownership and control;

•	Incorrect implementation of our new ERP system;

•	Competition;

•	Changes in the general economic environment and the golf industry in particular;

•	Dependence on key personnel; and

•
Risks that are otherwise described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis” in Item 6 of this report.

You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PROLINK HOLDINGS CORP. AND SUBSIDIARY
FORM 10-KSB ANNUAL REPORT
Year Ended December 31, 2006

PART I
Item 1. Description of Business
For purposes of the discussion contained in this section, the use of “we,” “our” or “us” is meant to include ProLink Holdings Corp. and its operating subsidiary ProLink Solutions, LLC. When “ProLink” is used alone, it is meant to refer to ProLink Solutions, LLC only.
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
On December 23, 2005, we entered into a Contribution Agreement with ProLink, pursuant to which we acquired substantially all (approximately 98.5%) of the membership interests of ProLink through the contribution of such outstanding membership interests by the members of ProLink to us. For accounting purposes this was treated as a reverse merger. Subsequent to fiscal 2005, we also obtained the balance of the membership interests of ProLink not assigned to us at closing as a result of the purchase of certain assets from the bankruptcy estate of ParView, Inc.
On January 11, 2007, we purchased substantially all of the operating assets of ScoreCast, Inc., including ScoreCast Tournament Scoring software that was jointly developed with The Professional Golfers Association of America.
Business. Our business involves the design, manufacture, maintenance and sale of GPS golf course management systems and software to golf course owners and operators worldwide, the sale of advertising space on the screens of the systems that we sell, and the brokering of the financing of the systems that we sell and other capital equipment for our golf course partners. We are focused on continual software and hardware improvements of our products in order to provide a state of the art, comprehensive turnkey golf course integrated information management system and solution, emphasizing enhancement of the game and providing a platform technology that links directly to the golfing public.
Our Systems. The market for our GPS systems is currently estimated to include 43,000 golf courses globally with 16,800 of those in the United States. We estimate that 9,500 of the domestic courses fit the current GPS market profile, translating into a $2.0 billion opportunity in the United States alone. We estimate that the worldwide opportunity exceeds $4.0 billion. The growth rate of GPS system installations at golf courses has been increasing over recent years. We believe that the target profile for GPS golf course management systems, and therefore our target markets, will expand as GPS systems gain wider acceptance with course owners and golfers. For courses outside of our current market profile, we can offer refurbished systems at slightly reduced pricing as systems are returned to us at the end of current leases, therefore creating wider market acceptance. For golfers, we continually seek to provide greater functionality and convenience options to drive greater acceptance.
Each of our systems is composed of a base station located in a golf course’s pro shop (consisting of an antenna, base radio and computer hardware), a video display unit, or VDU, on each golf cart on the course and associated mounting hardware for the VDU consisting of either mounting brackets or a purpose-built roof for the golf cart depending on the product. We currently sell two lines of products, ParView® and ProLink® under the trademarks ProStar and GameStar, respectively. There are two sizes of VDU’s within the GameStar product line, 7” and 10” and only 10” within the ProStar product line. Both lines are similar in their presentation of information to the golfer and the golf course but are sold at differing price points creating a complete portfolio of offerings for our different target customers.

Advertising. Our systems have communication potential for advertisers to reach golfers. As a continuous visual reference point utilized during the entire four and a half hour period that an 18-hole round typically takes to play, the cart display provides an opportunity to deliver non-obtrusive advertising messages through an interactive media tool. With little other outside distraction other than the golf game itself, advertisers are able to maximize their exposure in an otherwise private environment. Each advertisement stays in front of the golfer for a period of five to 14 minutes at a time providing unmatched “stickiness”.
Our systems are the only true international network with installations around the globe providing advertisers the opportunity to deliver their message in a series of advertisements during a round of golf to the extremely attractive golf demographic not generally accessible to the advertiser on a direct basis. Late in 2005, we achieved what we believe is a critical mass of installed base in order to launch a successful national program for advertisers. In 2006, we completed two beta tests of national advertising programs with a domestic car manufacturer and for a well-known cable television program. Independent research firm analysis of the results determined that the programs had a great attraction for the advertiser including high brand recognition.
In late 2006, we launched ProLink Media, a new division that will exploit the advertising opportunities on our systems by assisting courses in obtaining national and local advertising clients within the subject courses’ local market or Designated Market Area (DMA). In exchange for our assistance in such a program, we charge a set-up fee and divide the remaining net revenue obtained from advertising clients, generally on an equal basis. To date, ProLink Media has secured advertising contracts with a number of advertisers on a national basis and has seen success in local markets, or DMA’s, as well. We have hired an experienced advertising professional to run this division and we have hired advertising sales representatives in DMA’s throughout the United States to capitalize on this opportunity. Although we are active in soliciting new national advertisers, we still consider this an emerging market and a new advertising medium and believe that broad acceptance as a viable advertising alternative will take time to develop fully, but we have been encouraged by our early successes.
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

Service and Maintenance. We have over approximately 36,000 units in operation on approximately 500 golf courses domestically. We provide service and maintenance to our domestic customers directly through a centralized tier one and tier two Customer Support Center and a regional account structure with Regional Service Managers (RSMs) located strategically throughout the United States. The RSMs each manage a group of Regional Service Technicians (RSTs) who provide local golf course support including installation and training, scheduled preventative maintenance and repair, periodic retraining and onsite emergency service. All golf course service requests are initiated through the Customer Support Center and are electronically managed and tracked from initiation through closure. Other than Japan, we do not provide service to customers of our international distributors. However, on occasion at the request and at the expense of such distributors, we may render service and installation assistance to our international distributors. To date this assistance has not been material.
Further, we have assembled multiple systems and tools for training, installing and monitoring all generations of our course management systems. A web-based framework, including its Rapid Server course accounting and maintenance system, a proprietary, state-of-the-art customer resource database (called Alice) and several internal “help” websites allow us to constantly monitor all areas of our installed systems remotely. Problems can be addressed proactively from detailed cart diagnostic and course management data that is gathered on a real-time basis. These systems have been designed to improve all segments of customer and equipment service by providing a preemptive awareness and an automated information repository resulting in minimal downtime of systems or individual units and the day-to-day simplification of otherwise complicated technology for our customers. These capabilities have allowed us to manage our growing number of service contracts with increased effectiveness and efficiency.
We receive all of the maintenance fees monthly on fixed leases. We generally receive the maintenance fees on pay-for-play transactions based upon the actual number of rounds played at each of the courses. Generally, at the end of all leases, we have the right to purchase the used equipment for $1.00. This right is referred to as the lease residual interest.
However, we have an agreement with a financial institution, to which we no longer place leases, that requires certain maintenance fees on pay-for-play transactions to be held by the financial institution to fund a reserve until a maximum reserve amount has been accumulated. The maximum reserve amount is equal to 10% of the leases entered into during the first twelve months of the agreement. All revenues generated from pay-for-play transactions in excess of debt service (the amount needed to repay the leasing company its capitalized cost plus a return) and maintenance and administration fees, are shared by the financial institution and us. Our share in the excess revenues ranges from 50% to 90% depending upon the agreement with each financial institution, although non-GPS financings has been immaterial to date.
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
Pursuant to the lease agreements, we arrange to sell our systems to a leasing company who enters into a third party lease with the golf course owners. We receive the cost of the equipment and our margin from the leasing company at the time of the sale. The agreements between the leasing company and the golf course owners can be in the form of a fixed lease or a pay-for-play arrangement. Under the terms of the pay-for-play arrangement, the monthly charges to the golf course owner is based upon the number of rounds that are played at the golf course. The payments received under pay-for-play arrangements are applied first to debt service, the amount necessary to amortize the leasing company’s purchase price of the system plus a stated interest rate, and then to administrative and maintenance fees. We receive 90% of any revenue generated under the pay-for-play program, after payment of debt service to the lender and administrative and maintenance costs.
Competition. It is estimated that there are approximately 1,100 installed GPS systems at golf courses worldwide. Three major providers, Uplink, GPS Industries and us, have placed the majority of these systems. We are, with approximately 500 installed systems, the largest entity in the market. We estimate that Uplink has an installed base of approximately 150 courses and GPS Industries has approximately 40 installed courses. The balance of installations are placed with numerous small operators.
Customers. One of our distributors, Elumina, accounted for approximately 23.6% and 11.9% of our total revenues during 2006 and 2005 respectively, and is expected to contribute a larger percentage portion of our revenues going forward. Loss of Elumina as a distributor, for whatever reason, could have a material adverse impact on our business. In addition, from time to time, we may extend short term credit terms to Elumina for sales of our systems. Also, several of our customers are golf course management companies that have a number of courses under management. Loss of one of these multi-course management company customers may lead to the loss of future golf course customers because of loss of market credibility.

Intellectual Property. We believe that we own or have licensed all of the patents that we require to sell and operate our systems. Each of the below patents provides us with the rights necessary to operate different parts of our systems. The loss of the rights to practice any one of the patents below would result in either the degradation of the functionality of our systems or the inability to operate such systems at all. The table below contains a description of all of the patents that we either own or license:

Patent No.
and
Issue Date	Short Title	Summary
Patent # 5,689,431 Issued 11/18/97	Golf Course Yardage and Information System Digital Mapping	Method for creating a digital map of a golf course including tee box, fairway, green, cup and selected features, using a position determining system to collect survey data points by traversing the perimeter of each hole and features relative to a pre-selected arbitrary reference point. Provides a realistic approximation of the entire course including essential details of each hole.
Patent # D394,637 Issued 05/26/98	Golf Cart Roof	Covers design of golf cart roof incorporating a monitor.
Patent # 5,878,369 Issued 03/02/99	Golf Course Yardage and Information Broadcast Transmission System	Broadcast transmission system for determining location of a multiplicity of dispersed vehicles/objects in transit, managing each of their respective dispositions, with a base station and plural remote stations associated with the objects while in transit.
Patent # 5,873,797 Issued 02/23/99	Remote Golf Ball Locator	Covers a method for indicating distance from a golf ball in play, rather than from a cart. The method includes displaying a depiction of the golf ball along a line running the length of the hole from tee box to green and parallel to a side boundary of hole to approximate the lie of an actual golf ball in play and to display approximate distance from the ball rather than the cart.
Patent # 6,024,655 Issued 02/15/00	Map-Matching Golf Navigation System	Apparatus and method for calibrating a cart navigation system for a golf course position and yardage measurement system, using map matching.
Patent # 6,236,940 Issued 05/22/01	Roof Mounted Color Screen	Navigation System cover roof-mounted monitor including features of mounting on underside of cart roof for shading/ease of viewing in sunlight; graphical user interface for window display on monitor; screen canted back to reduce reflections; diffuse or black coating on underside of roof to reduce reflectivity; images displayed in color, with features on map of hole in distinctive colors for realistic display.
Patent # 6,236,360 Issued 05/22/01	Golf Course Yardage and Information System with Zone Detection	A player position determining and course management system for a golf course having a plurality of roving units for use by players playing the course.
Patent # 6,446,005 Issued 09/03/02	Magnetic Wheel Sensor for Vehicle Navigation System	A method of determining the precise location of golf carts on a golf course in real time as the carts are in use using a dead reckoning navigation system for determining speed and direction.
Patent # 6,470,242 Issued 10/22/02	Expanded claims for patents D394,637 and 6,236,940	Display Monitor for Golf Cart Yardage and Information System. This patent has additional (broader) claims for the heads up display including means for improved viewing of the screen in sunlight.

Patent No.
and
Issue Date	Short Title	Summary
Patent # 6,525,690 Issued 02/25/03	Expanded claims for patent 6,236,360	Golf Course Yardage and Information System with Zone Detection. This patent has additional (broader) claims for zone detection including golf course features other than the tee box and green.
Patent # 5,438,518 Issued 08/01/1995	Player Positioning and Distance Finding System	Portable distance tracking system for use by a player on a playing field. — Licensed from ParView in perpetuity on an exclusive basis
Patent # 5,904,726 Issued 05/18/1999	Accelerometer- based Golf Distance Apparatus	(Portable distance tracking device w/accelerometers calculates distance to flag from a position on a hole of a golf course) — Licensed from ParView in perpetuity on an exclusive basis
Patent # 5,364,093 Issued 11/15/1994	Golf Distance Measuring System and Method	Differential GPS as applied to determining the approximate distance from a golf ball to a cup. — Licensed from Optimal Golf Solutions, Inc. for the life of the patent including all related and derivative patents on a non-exclusive basis. This license is filed as an exhibit to this current report
Patent # 7,031,947 to be issued 4/18/2006	Method for Continuing Play	Method for continuing play following trial period of use for a GPS golf course management system.
We have entered into a license agreement with Optimal Golf Solutions, Inc. with respect to United States Patent # 5,364,093, Golf Distance Measuring System and Method and with GPS Industries with respect to certain international patents for the use of differential GPS on golf carts. Both of these licenses allow us to utilize the patented technology for the life of the patent including all related and derivative patents on a non-exclusive basis. We make payments under this agreements on a monthly basis.
We have an exclusive licensing and distribution agreement with Elumina Iberica SA pursuant to which Elumina acts as an exclusive distributor of our products in Europe, the Middle East, China, Malaysia, Singapore, Thailand and South Korea. We have other distribution agreements with various third parties, although presently, these agreements are not material.
We also own trademarks on “ParView” and “ProLink” and are in the process for applying for trademarks for “ProLink Solutions,” “ProStar” and “GameStar.”
Two Way Communications. Our engineers have recognized the potential for maximizing the two-way communications capabilities that have been designed into our systems. Cart-to-clubhouse and clubhouse-to-ProLink communication has remained a key design element of our systems and includes the ability for on-screen advertisements and future streaming tickers such as news, sports or weather updates. The dedicated advertising locations built into the display can be programmed via data that is pushed from our facilities to specific courses or to the entire global cart fleet remotely.

Governmental Approvals and Regulations; Environmental Laws. In the United States, each one of our GameStar systems requires an FCC license for the radios used in the system. ProStar systems operate without a license in the United States and most countries that allow transmission at 900 MHz. We apply for these licenses as each golf course is installed but the license is held by the course following grant. Radio frequency licensing procedures for ProStar systems vary in international markets depending on location. We work with our international distributors and golf course customers to determine licensing requirements and to obtain necessary permits in each specific locality.
The only environmental laws that management believes impact us in any way are European Union “green laws” that are not currently in effect but that will take effect in the near future. These laws require that companies eliminate certain types of materials from their products and recycle a certain percentage by weight of the materials in their products if the products meet certain specifications. We have evaluated these regulations and our systems and have come to the conclusion that only minor modifications may be necessary for compliance and most changes required are already underway as a part of the ordinary course of business. Further, even if we did have to comply, we could achieve compliance with no substantial modifications to our existing systems or materially increased cost.
Employees. We sell our systems through our regional sales representatives. We have recently increased our direct sales force to 17 people to be deployed on a regional basis across the country. We hope that these new hires will allow us to expand our regional presence and focus on regional opportunities. ProLink currently has 117 full-time employees. ProLink has not experienced any work stoppages and considers its relations with its employees to be good. Our employees are not unionized.
Seasonality. General economic conditions have an effect on our business and results of operations. We also experience seasonal trends in the sale of our products and services as golf courses open and close for the season.
Backlog. Virtually all of our backlog has been, and continues to be, open cancelable purchase orders, and we do not believe that backlog as of any particular date is indicative of future results.
Available Information
Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are available free of charge on our website at www.goprolink.com, as soon as reasonably practicable after we electronically file with, or furnish to, the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials that we file with the SEC at the SEC’s Office of Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains all of information we file with, or furnish to, the SEC.
Item 2. Description of Property
Our corporate headquarters are located at 410 S. Benson Lane in Chandler, Arizona. The corporate headquarters consists of approximately 47,500 square feet of mixed office, assembly and storage space for our GPS systems. The lease on this facility extends until June 30, 2008 and requires an average annual payment of approximately $420,000, exclusive of maintenance and certain other fees. We also lease approximately 260 square feet of office space in New York, NY that is utilized by Prolink Media. The lease on this facility is month-to-month with lease payments of $5,380 per month, exclusive of maintenance and certain other fees.

Item 3. Legal Proceedings
On May 20, 2004, ParView filed a complaint against us, ProLink, Inc. and others in the Twelfth Judicial Circuit Court, Sarasota County, State of Florida. At the time the complaint was filed, ParView was an owner of ProLink. The complaint alleged that our president, as an agent of ProLink Solutions, violated certain agreements that existed between the parties and he, and others, made false representations to ParView. The complaint sought to rescind all agreements among the parties and return the parties to the status quo they had before the creation of ProLink Solutions, and sought other cures and remedies. The agreements provided for arbitration between the parties and a preliminary hearing was held on September 30, 2004 at which time injunctive relief was ordered in our favor, enjoining ParView from interfering with our customers, landlords, vendors, suppliers and other similarly situated such persons until further notice. On August 12, 2004, ParView filed for bankruptcy protection and the arbitration proceeding is being held in abeyance pending the outcome of the bankruptcy proceeding. In August 2005 the Court converted the ParView bankruptcy filing from Chapter 11 to Chapter 7 liquidation. On February 24, 2006, the bankruptcy court entered an order declaring us and our bidding partner the winning bidder for the assets of ParView out of the bankruptcy. On March 10, 2006 we closed on the purchase of these assets including the legal claims of ParView against us, therefore this action has been terminated with prejudice.
ProLink was a defendant in an action brought by Advantage Enterprises, Inc. The action arose out of a non-residential real property lease between ParView, Inc. and the predecessor of Advantage Enterprises, Inc. On October 21, 2005 the court granted our motion to dismiss but granted Advantage leave to amend. On December 20, 2006, we settled this action for $200,000, with $80,000 payable on January 2, 2007 and $10,909 payable monthly thereafter until December 2007. As of December 31, 2006, we accrued for this settlement and have since paid $112,727 of the $200,000.
In November 2005, a suit was filed against us and our European distributors, Elumina Iberica Limited and Elumina Iberica S.A., in the Patents County Court in the UK by GPS Industries, Inc. (“GPSI”), a competing company. The suit alleged that we infringed on certain international patents owned or controlled by GPSI on systems sold in the United Kingdom. The alleged infringed patents relate to the use of differential GPS in connection with golf courses and covers both system and process claims. On October 25, 2006, ProLink Solutions and the Elumina entities entered into a Settlement Agreement, which includes a License Agreement, with GPSI pursuant to which the parties agreed to settle this action. The agreement calls for the payment by ProLink, on behalf of us and the Elumina entities, to GPSI of a total of $1,200,000, payable as follows: an initial payment of $202,500, followed by 19 quarterly payments of $52,500 each, commencing on February 1, 2007. In consideration of the compliance of ProLink and the Elumina entities with their obligations under the settlement agreement, GPSI agreed to grant to ProLink Solutions, as of the date of the Settlement Agreement, a fully-paid up license, the terms of which are more fully set forth in the License Agreement.
We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

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

	Common Stock
	2005		2006
	High Bid	Low Bid	High Bid	Low Bid
First quarter	$6.00	$1.55	$2.02	$1.45
Second Quarter	$5.00	$1.25	$2.30	$1.20
Third Quarter	$1.75	$0.80	$1.70	$1.42
Fourth Quarter	$1.90	$0.95	$1.60	$1.30
As of April 13, 2007, we had 37,559,881 shares of common stock outstanding held by approximately 179 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
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
Equity Compensation Plan Information
     The following table summarizes, as of December 31, 2006, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants, and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

	Number of	Weighted-	Number of
	securities to	average	securities remaining
	be issued	exercise	available for future
	upon exercise	price of	issuance under
	of outstanding	outstanding	equity compensation
	options,	options,	plans (excluding
	warrants, and	warrants	securities reflected
	rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,702,347	$0.79	297,653
Equity compensation plans not approved by security holders	2,450,000	$1.42	2,550,000
Total	12,152,347	$0.92	2,847,653
Item 6. Management’s Discussion and Analysis and Results of Operation
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in Item 7 of this report.

Overview
Risks Related To Our Business
A material level of our revenues are generated through sales to our international distributor in Europe and the Middle East.
In 2006 and 2005, 23.6% and 11.9% and of our revenues, respectively, were generated through sales to Elumina Iberica S.A., our exclusive distributor for Europe, the Middle East, China, Malaysia, Singapore, Thailand and South Korea. We expect that this percentage will grow in 2007. Should Elumina, for whatever reason, cease to operate or operate at a level below expectations, our results of operations will be adversely affected. In addition, we extend credit terms to Elumina on certain sales. Should Elumina not pay the amounts owed when due, we could suffer cash flow issues and our operations in general would be adversely affected.
We were granted a waiver of certain financial performance covenants contained in our term loan with Comerica Bank as of December 31, 2006, if we fail to meet future performance covenants we would be required to repay the loan.
We violated the covenants contained in our credit facilities with Comerica Bank for the period ended December 31, 2006. Comerica Bank waived these covenant violations in exchange for a waiver fee of $25,000 and a $250,000 payment against our term loan leaving an outstanding balance of $1,989,583. The $250,000 required payment has been classified as short term debt on our accompanying financial statements. There is a substantial likelihood that we will also violate the covenants with Comerica in the first quarter of 2007. We have initiated further discussions with Comerica on a waiver for this violation should it occur although no conclusion has been reached. If we are not granted a waiver or if we are granted a waiver but violate again in the second quarter, Comerica Bank would have the right to call the credit facilities due and payable in full. In that event, we would need to replace the Comerica Bank facility. There can be no assurance that we would be able to replace the Comerica Bank facility at all or on terms that would be acceptable to us. If we fail to replace this facility, we would need to raise additional funds in order to maintain the operations of the business.
We depend on licensed technology from third parties and our failure to maintain these licenses would adversely affect us.
We utilize a variety of technologies in our business. In some situations, we do not own the patents or copyrights for the technology we utilize. Instead, we license or outsource certain technology integral to our business from third parties. Our commercial success will depend in part on our maintenance of these licenses and on this licensed technology not infringing on the proprietary rights of others and not breaching other technology licenses that cover the technology we use in our business. It is uncertain whether any third-party patents will require us to utilize or develop alternative technology or to alter our business plan, obtain additional licenses, or cease activities that infringe on third-parties’ intellectual property rights. Our inability to maintain or acquire any third party licenses, or to integrate the related third-party products into our business plan, could result in delays in development unless and until equivalent products can be identified, licensed, and integrated. Existing or future licenses may not continue to be available to us on commercially reasonable terms. Litigation, which could result in substantial cost to us, may be necessary to enforce any patents licensed to us or to determine the scope and validity of third-party obligations.
We may be unable to effectively protect or retain our intellectual property, which would negatively affect our ability to compete.
We believe that the protection of our intellectual property rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the U.S. Many U.S. companies have encountered substantial infringement problems in foreign countries. We hold certain international patents. We cannot be certain that patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not develop our unpatented proprietary technology or effective competing technologies on their own. We currently license certain patents that are subject to continued debt payments on notes and we may lose the license if we default on future debt payments.

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
In November 2005, a suit was filed against us and our European distributors, Elumina Iberica Limited and Elumina Iberica S.A., in the Patents County Court in the UK by GPS Industries, Inc. (“GPSI”), a competing company. The suit alleged that we infringed on certain international patents owned or controlled by GPSI on systems sold in the United Kingdom. The alleged infringed patents relate to the use of differential GPS in connection with golf courses and covers both system and process claims. On October 25, 2006, ProLink Solutions and the Elumina entities entered into a Settlement Agreement, which includes a License Agreement, with GPSI pursuant to which the parties agreed to settle this action, however, we may become involved in litigation in the future to enforce and defend our intellectual property rights or to determine the scope and applicability of the proprietary rights of others. For further information regarding the Settlement Agreement, please refer to the section entitled “Legal Proceedings.”
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
Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock.
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
We enter into Service Agreements with all of our domestic golf course customers. If we were to experience a significant manufacturing defect, our costs of service would significantly increase, our service revenues would decline, and our reputation in the market would suffer.
Any acquisitions we make could disrupt our business and harm our financial condition.
From time to time, as part of our corporate strategy, we may review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. As a company, we have limited experience in making acquisitions. We have recently announced the acquisition of substantially all of the operating assets of ScoreCast, Inc. and the entry into a letter of intent to acquire our European distributor Elumina. Acquisitions, especially international acquisitions like our proposed purchase of Elumina, entail a number of risks that could materially and adversely affect our business, operating results and financial condition including:

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
Our mix of products and services could have a significant effect on our financial condition, results of operations and the market price of our common stock.
The gross margins for our products and services can vary considerably. Sales of used products generally yield higher gross margins than the sale of new products or services. If the mix of our products and services in any given period does not match our expectations, our results of operations and the market price of our common stock could be significantly affected.

We face risks associated with our international operations that could harm our financial condition and results of operations.
A growing percentage or our revenues have been generated by sales to our international distributors, and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have relationships with distributors covering territories including the UK, Spain and Europe as a whole, South Africa, Australia, Malaysia and China. Our results of operations and the market price of our common stock could be significantly affected by the performance and financial condition of our distributors including the availability of financing for the purchase of our systems. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:
•	Difficulties and costs of staffing and managing foreign operations;

•	Differing regulatory and industry standards and certification requirements;

•	The complexities of foreign tax jurisdictions;

•	Reduced protection for intellectual property rights in some countries;

•	Currency exchange rate fluctuations; and

•	Import or export licensing requirements.
Management changes.
The success of our business has been and will continue to be highly dependent upon our executive officers. Our senior management team is relatively new, all joining within the last two years, including Lawrence Bain, our Chief Executive Officer, Danny Lam, President of ProLink Capital, Chris Wightman, President of ProLink Media, and Michael S. Browne, our Chief Financial Officer. There can be no assurance that these individuals will remain with us and we do not currently have employment agreements in place with any of our senior management. The loss of the services of any of our executive officers could have a materially adverse effect upon our business and development. Our continued growth also depends upon our ability to attract and retain additional skilled administrative, sales, and technical personnel. Competition for such persons is intense, and we may not be successful in recruiting and retaining such personnel.
Concentration of stock ownership and control.
Mr. Steven Fisher, the Chairman of our Board of Directors, directly or indirectly controls 7,987,341 shares, including shares underlying currently exercisable common stock purchase warrants, or approximately 21.6% of our currently outstanding common stock. Mr. Robert Ellin and Mr. Jay Wolf, both members of our Board of Directors, directly or indirectly control 6,885,437 shares, or approximately 18.2% of our currently outstanding common stock. Mr. Lawrence D. Bain, a member of our Board of Directors and our CEO directly controls 3,646,149 shares, including shares underlying currently exercisable common stock options, or approximately 9.2% of our currently outstanding common stock. As a result, Messrs. Fisher, Ellin, Wolf and Bain will possess significant influence over us. The share ownership and control may have the effect of impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging, delaying, or preventing a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Implementation of new ERP system.
We implemented a new ERP system in early 2006 to better enable us to track multiple functions including accounting, service and maintenance and call center information. Although the roll out of the system is still in progress and many competencies still require activation, we are currently live on the system. Improper implementation from this point forward may have an adverse impact on our result of operations. This system designed by Microsoft and Iteration2 requires significant resources to fully support its roll out. All of our departments have a major role in providing input to this critical project. This input draws on the focus of department heads and personnel during this phase and will continue to cause disruption to the business into 2007 if we fall behind our timelines.
Competition.
We have two major competitors, UpLink Corporation and GPS Industries, Inc. If Uplink is able to leverage its relationship with Club Car successfully it may reduce the competitive edge that we may have had in the past through our relationship with E-Z-Go. GPS Industries has recently announced the infusion of a material amount of capital. Although we believe that this capital will be insufficient to obtain a material competitive advantage over us, GPS Industries could utilize this capital to offer its systems at cost or below cost which would damage the overall market. Our inability to compete successfully would have a material adverse effect on our business, operating results and financial condition.
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
Risks Related to Our Common Stock
We do not intend to pay cash dividends.
We have never paid cash dividends on our common stock and do not intend to do so in the foreseeable future.
You will experience future dilution upon the exercise of outstanding warrants and options.
As of April 13, 2007 there are options granted or available to be granted to acquire 15,000,000 shares of our common stock, of which 9,139,155 options are outstanding. In addition, there are various warrants outstanding that have been previously issued to acquire 9,791,574 of our common stock. Exercise of such options or warrants will result in further dilution.
Sales of additional common stock and securities convertible into our common stock may dilute the voting power of current holders.
We may issue equity securities in the future whose terms and rights are superior to those of our common stock. Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock. These are “blank check” preferred shares, meaning our board of directors is authorized to designate and issue the shares from time to time without stockholder consent. As of filing date we have 1,142 shares of our Series C Preferred Stock outstanding that are currently convertible into 8,450,802 shares of our common stock. We do not currently intend to issue any more shares of preferred stock in the foreseeable future. Any shares of preferred stock that may be issued in the future could be given voting and conversion rights that could dilute the voting power and equity of existing holders of shares of common stock and have preferences over shares of common stock with respect to dividends and liquidation rights.

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
Stock markets in general and the NASDAQ Stock Market in particular, have experienced extreme price and volume fluctuations, particularly in recent years. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced and may continue to undergo extreme fluctuations due to a variety of factors, including:
•	General and industry-specific business, economic and market conditions;

•	A small market float as a result of a large amount of our common stock held by our affiliates being subject to restrictions on resale pursuant to the federal securities laws;

•	Actual or anticipated fluctuations in operating results, including those arising as a result in any impairment of intangible assets;

•	Changes in, or our failure to meet, analysts’ estimates or expectations;

•	Public announcements concerning us, including announcements of litigation, our competitors or our industry;

•	Introduction of new products or services or announcements of significant contracts by us or our competitors;

•	Acquisitions, strategic partnership, joint ventures or capital commitments by us or our competitors;

•	Adverse developments in patent or other proprietary rights; and

•	Announcements of technological innovations by our competitors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is of ProLink’s financial condition and results of operations for the year ended December 31, 2006 and 2005 should be read in conjunction with the financial statements and notes thereto.
Overview
ProLink Holdings Corp. owns 100% of ProLink Solutions, LLC, its only operating subsidiary. ProLink Solutions, LLC was formed as of January 22, 2004 as the result of the contribution of assets and liabilities of a predecessor company, ProLink, Inc. and the contribution of certain assets and liabilities of a company, ParView, Inc. Both companies developed and marketed electronic yardage and management information systems utilizing Global Positioning Satellites to golf courses, primarily in North America.
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
Substantially all of our assets and operations are located in Chandler, Arizona. International sales are made to companies in foreign countries who have executed a distribution agreement with ProLink except for Japan where ProLink sells directly to a publicly-held company that owns and operates golf courses.
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
Revenue Recognition
ProLink’s revenues are derived from multiple sources and are reported under the following classifications:
System sales. System sales revenue is derived from the sale of GPS systems. Revenue from the sale of systems through our direct sales channels, other than distributors, is generally recognized upon installation of the system and acceptance by the golf course customer. Sales to international distributors is generally recognized upon shipment from our contract manufacturer.

Service. Revenue derived from service contracts in effect with users of our Systems is recognized monthly at the time of billing. For service requirements outside of the scope of service contracts, customers are billed on a time and materials basis.
We had a master service agreement with one of ProLink’s founding members, ParView, Inc., whereby we provided service pursuant to certain service contracts on which ParView had already recorded deferred service revenue paid in full in advance of the service period. We recorded the majority of the deferred revenue in conjunction with the contribution of assets and assignment of liabilities of ParView and were amortizing the remaining deferred revenue into income over the life of the service contracts, however, these service contracts and our master service agreement with ParView, were voided by Parview’s bankruptcy court and a gain was recorded in 2005.
Service revenue from golf course customers with Pay for Play leases is retained by third party lease companies until certain escrow amounts are attained.
Financing Revenue. Financing revenue is earned from providing or arranging financing with third party lenders for golf courses for the purchase of the ProLink GPS system, turf and grounds equipment and other capital needs. Revenue is earned upon the binding execution of the financing transaction. In certain transactions, where we act strictly as an agent, the revenues are recorded on a net basis.
Costs of Revenues and Operating Expenses
Cost of System Sales. The cost of system sales include the direct material cost of the hardware and related peripherals, direct and contract labor to install, the cost of shipping and freight, licensing and any duties or taxes.
Cost of Service. Service costs are largely fixed costs including salaries, benefits, travel and supply costs of our service support team. These costs include the support center located in Chandler, Arizona as well as the costs of service technicians in the field. Service technicians provide support to the golf course in addition to providing labor for installation. When the technician performs installations their costs are allocated to the cost of the system sales.
Operating Expense. Operating expenses are comprised primarily of salaries, benefits and related costs for management and operations staff, legal, accounting and other professional fees, travel expenses, facility and information technology costs.
Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts based upon our estimates of amounts that will be realized from customers. We develop the allowance based upon our experience with specific customers and our judgment as to the likelihood of ultimate payment. We consider the collection experience with the entire portfolio of our receivables and makes estimates regarding collectibility based on trends in aging. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, an increase in the allowance could be required in the future. In addition, a large component of our accounts receivable balance is due from third party lenders, subject to maintaining minimum reserve requirements with the lender. The inability to maintain minimum reserves with third party lenders will impair our ability to collect on current and future service revenues and may result in an increase in an allowance in future periods. Such an increase would reduce income.
Allowance for Inventory Obsolescence. We maintain an allowance for obsolete and slow moving inventory based upon a review of sales trends of products, the development of new technology, both internally and externally and the changes to current product lines, as well as other various factors. Increases in this reserve in future periods would result in a decrease in income.

Interest in Residual Lease Equipment. During 2006 and 2005, we acquired interest in residual lease equipment and recorded these interests at their estimated fair value at the time of acquisition based upon the assumption that the equipment will be resold upon expiration of the related leases to new or existing customers. In addition, during the year ended December 31, 2006 the Company commenced recording a residual value on all new system installations. Based on our historical operating activity these residual values are recorded at approximately $250 or $600 per unit, depending upon the unit installed. Should the market for used GPS equipment not be as strong as anticipated by management the value of this equipment could decrease substantially requiring the recorded value of the asset to be reduced. This would decrease our income in future periods.
Stock Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004),“Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under that transition method, employee stock-based compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Stock-based employee compensation cost (benefit) is recognized as a component of cost of revenues and operating expenses in the Statement of Operations. Prior to 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123.
Results of Operations
Twelve Months Ended December 31, 2006 and December 31, 2005.
Revenues:
Total revenue for the year ended December 31, 2006 was $23,449,953 versus revenue for the prior period of $16,179,764, an increase of $7,270,189 or 44.9%.
System Sales:
Revenue from system sales increased 33.1% to $17,641,598 for the year ended December 31, 2006 from $13,258,789 in 2005 solely resulting from an increase in units sold, both domestically and to our international customers. Total revenue derived from system sales to international customers was $5,804,305 in 2006 as compared to $4,140,111 for 2005. Our developing relationship with Elumina Iberica, our distribution partner for Europe, the Middle East, China, Taiwan, South Korea, Thailand, Australia, Malaysia and Singapore is the primary reason for the increase in international sales. In 2006 and 2005 Elumina Iberica accounted for $5,524,605 or 23.6% and $1,928,460 or 11.9% of total revenues respectively. Year to year average unit prices have remained materially consistent.
Service:
Service revenues increased to $2,605,842 in 2006 from $2,050,548 in 2005 or 27.1%. This increase is not only driven by the increased number of installed courses under service contract, but also by the increased service rates being charged on all new and renewed service contracts. Many expiring contracts on systems being refinanced are being executed at higher rates driving incremental revenues in addition to new course sales.

Net financing revenue:
Net financing revenues increased to $3,202,513 in 2006 from $870,427 in 2005 or 267.9%. This increase was driven primarily by the increase in refinancing transactions of pre-owned systems during 2006 supplemented by certain large transactions for the refinancing of existing portfolios of our GPS systems. These transactions not only result in retaining the Prolink systems at our current customers, but also drive the opportunity for extended and / or enhanced service and advertising revenues.
Gross Margin
Gross margin for the year ended December 31, 2006 was 34.5% versus 21.2% for the same period ended December 31, 2005. Gross margin on system sales improved in 2006 to 34.3% from 28.7% in 2005 due to continued emphasis on maintaining adequate gross margin on system sales, the sale of pre-owned GameStar GPS systems which yield gross margins typically in excess of 60% and continued emphasis on reducing product costs and improving installation efficiencies. Gross margin was also significantly affected by the increase in net financing revenues to $3,202,513 in 2006 from $870,427 in 2005. Finally, an improvement in our service loss to (45%) in 2006 from (61%) in 2005 also increased the overall gross margin improvement.
Management expects gross margins on system sales to continue to improve in 2007 with continued sales of pre-owned GameStar systems at higher than average gross margin as well as an increase in both volume and gross margin on international sales. Management also expects continued improvement on service margin performance as newer service contracts at higher rates are expected to continue the path towards ultimate service profitability.
Finally, with the introduction of our advertising initiative, the increase from higher margin advertising revenues in 2007 should also have a significant impact on future margin performance for the company.
Operating Expenses
Sales and marketing:
Sales and marketing expenses were $2,941,499 for the year ended December 31, 2006 compared to $1,772,069 for the same period in 2005, an increase of $1,169,430 or 66.0%. Salaries, commissions, recruiting, travel and other direct personnel costs related to sales and marketing increased $883,855. This increase reflects the company’s commitment during 2006 to position both its advertising and domestic sales force for increased sales volumes anticipated in 2007. Advertising and promotional costs accounted for the remainder of the increase.
Partner management and customer support:
Partner management and customer support expenses were $1,486,059 for the year ended December 31, 2006 compared to $358,718 for the same period in 2005, an increase of $1,127,341 or 314.3%. Increased expenses result from investments in customer support infrastructure of approximately $800,000 while increased investments in partner management personnel account for the remainder of the increase. These increased costs reflect the company’s commitment to improving the company’s golf course customer and corporate partner experience in 2006 and beyond. New personnel and programs are targeted at servicing, training and educating our customers and partners to take advantage of the breakthrough productivity initiatives by fully utilizing our GPS golf course management systems.
Research and development
Research and development expenses were $805,258 for the year ended December 31, 2006 compared to $759,831 for the same period in 2005, an increase of $45,427 or 6.0%. Salaries, travel and other direct personnel costs related to research and development increased $271,973 while consulting and contract labor costs were reduced by $226,546. These costs reflect the company’s move to secure dedicated technology and engineering personnel and resources critical to its future while eliminating non-dedicated consultants and contract labor costs.

General and administrative:
General and administrative expenses were $6,541,904 for the year ended December 31, 2006 compared to $4,044,955 for the same period in 2005, an increase of $2,496,949 or 61.7%. The majority of the increase in stock based compensation expense from $25,000 in 2005 to $816,205 in 2006 was attributable to the general and administrative area. Outside Legal costs increased $350,300 in settling various litigations the company faced in 2006 while facilities costs reflecting the company’s move to a new corporate headquarters and depreciation increased $317,554. The remaining increase approximating $1 million is primarily the result of increased costs associated with being a public company including increases in accounting and auditing personnel and fees, investor relations, insurances and all other costs associated with meeting fiduciary and regulatory obligations.
Other Income and Expense
Other income was $46,803 for 2006 compared to $135,268 for 2005. Interest expense was $1,280,743 for 2006 and $1,053,081 for 2005. Interest expense in 2006 was primarily related to various notes payable including $4,500,000 in senior secured notes while 2005 interest expense was due to the placement of convertible debt, the acquisition of assets from E-Z-GO in exchange for a note and to a lesser degree, the financing of the Company’s new ERP software system. Convertible debt was converted into equity in December 2005 in connection with the completion of the reverse merger. As detailed in the notes to the financial statements the Company recorded non-recurring gains from the extinguishment of accrued management fees and extinguishment of deferred service obligation as a result of the actions of the bankruptcy court and dissolution of ParView, Inc., a predecessor company.
In connection with the reverse merger transaction in 2005 the Company paid two shareholders a combined total of approximately $175,000 to satisfy amounts that they had advanced to a predecessor company. Also, in connection with the reverse merger the Company paid Xerox $150,000 at the time of the reverse merger to satisfy in full any and all claims by Xerox against a predecessor company. The amounts were not recorded as a liability by the Company prior to the merger and these payments were recorded as interest expense to related parties and other expense upon payment, respectively.
In 2006 we realized a gain of approximately $930,000 as a result of a discount taken on the early payment of a note payable to E-Z-GO. As of December 31, 2005 we had maintained reserves for potential losses related to prior companies ProLink, Inc. and Parview. At April 1, 2006 management reviewed the status of potential claims as well as the status of litigation concerning a real estate lease for property in Sarasota, Florida and determined that reserves being maintained were no longer necessary. As a result we reduced the reserve by $530,000 and recorded this reduction in other income. A significant factor in the review process was our acquisition of all assets of Parview, including all claims, at the auction of the bankruptcy estate, conducted by the bankruptcy trustee. Legal expenses related to matters concerning Parview in the amount of $132,000 were classified as other expense during the second quarter of 2006. As of December 31, 2006 there remains $200,000 held as a reserve for the settlement of the Florida litigation.

Liquidity and Capital Resources
Financial Condition
Historically the Company has incurred substantial operating losses requiring it to seek capital in the forms of both debt and equity. However, our cash balances, flows and credit facilities are expected to be sufficient to meet our expected, recurring operating commitments and to fund planned capital expenditures in 2007. Should we fail to meet budget goals during 2007 we may require additional funding from debt or equity sources. Management will take advantage of favorable market conditions to raising additional capital should the opportunity present itself during the 2007 year.
Our current priorities for the use of our cash are investment in projects intended to generate additional revenue and to increase our product delivery and operational effectiveness as well as funding our liquidity needs.
We have no present intention of using our available funds to pay cash dividends.
At December 31, 2006 we had $2,448,354 in cash and cash equivalents and investments, compared to $2,570,454 at December 31, 2005.
In December 2006 and the first quarter of 2007, we entered into a series of subscription agreements, with certain accredited investors whereby we completed a private placement offering of our common stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. Pursuant to the terms of the private placement, we sold 4,500,000 shares of our common stock at a purchase price of $1.00 per share for aggregate gross proceeds of $4,500,000. The subscription agreements also provide for “piggyback” registration rights, subject to the ability of an underwriter of an underwritten offering to exclude or cut back such rights, as to registration statements on forms appropriate for such purpose, filed after the closing of the private offering. We have filed a registration statement with respect to these shares.
On October 12, 2006, we closed on the sale of a series of Senior Secured Notes due April 11, 2007 in the aggregate amount of $4,500,000 with certain accredited investors in reliance upon Section 4(2) the Securities Act of 1933, as amended. In addition we granted warrants to purchase 931,038 shares of our common stock which number represents 30% of the quotient of the face value of the Notes and the closing bid price of the common stock on the date of closing. The warrants had an exercise price of $1.45 and expire in October 2011. The notes were sold pursuant to a Securities Purchase Agreement that provides for registration rights for the resale of the shares underlying the warrants. These notes were subsequently repaid with the proceeds from our Series C Preferred offering. We have filed a registration statement with respect to the shares underlying the warrants.
As of December 31, 2006, we violated the covenants contained under our $2,500,000 term loan with Comerica Bank. The covenants specified a certain cash flow coverage ratio, a minimum net worth and a minimum leverage ratio. We were granted a waiver of these covenants by Comerica Bank on April 16, 2007, in exchange for a waiver fee of $25,000 and a $250,000 payment against our term loan leaving an outstanding balance of $1,989,583. The $250,000 required payment has been classified as short term debt on our accompanying financial statements.
We also have available a $3,000,000 revolving promissory note with Comerica Bank. No amounts were drawn on this note as of December 31, 2006. Draws against the revolving loan are limited to $1,000,000 against domestic accounts receivable and up to $2,000,000 against international accounts receivable, limited by ability to insure under the Company’s EXIM insurance policy; our current international limit is $500,000.
In December 2006 and January 23, 2007, we entered into Securities Purchase Agreements, with certain investors identified therein, pursuant to which we agreed to sell to the Investors in a private offering an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. In addition, pursuant to a Registration Rights Agreement, dated as of January 8, 2007, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. We filed a registration statement covering these shares on February 9, 2007.

We are obligated to use our best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as soon as possible, but in any event no later than the earlier of (i) the 120th day following the closing (provided that if the SEC reviews and provides comments on the Registration Statement, then the date shall be the 150th day following the closing) or (ii) the fifth trading day following the date on which we are notified by the SEC that the Registration Statement will not be reviewed or is no longer subject to review and comments. We are required to use our best efforts to keep the Registration Statement effective under the Securities Act until the date when all registerable securities may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act.
In the event that the Registration Statement is not filed or declared effective when due, or after its effective date it ceases to be effective for more than 30 consecutive trading days, or an aggregate of 45 trading days in any twelve month period, prior to the expiration of its Effectiveness Period, then in addition to any rights available to the Investors under the Registration Rights Agreement or applicable laws, we are required to pay to each Investor an amount in cash equal to 1% of the aggregate purchase price paid by such Investor pursuant to the Purchase Agreement, on the date of such event and on each 30-day anniversary of such event until it is cured. Merriman Curhan Ford & Co. acted as the placement agent in connection with the December 31, 2006 offering but was not compensated with respect to the offering in January 2006.
For the year ended December 31, 2006 we used approximately $5.0 million for operations compared to $5.3 million in 2005. Investing activities used approximately $2.2 million for the acquisition of assets from the bankruptcy estate of Parview and related leases, as more fully described in the notes to the financial statements. There was an increase of approximately $518,000 in restricted cash balances held by NC Golf under the terms of our program agreement, which expired December 31, 2005 in connection with their financing leases under the Pay for Play program included as an asset acquisition in the December 31, 2006 statement of cash flows. Financing activities provided approximately $7.5 million in cash for 2006 and $7.7 million for 2005, primarily from the sale of common stock, proceeds from borrowing on notes payable, collection of stock subscriptions receivable and the sale of investments, offset by principal payments on debt. At June 30, 2006 we paid approximately $2.0 million to E-Z-GO as payment in full of a note payable realizing a discount of approximately $930,000. To retire the debt to E-Z-GO we obtained financing from Comerica Bank, as more fully described in the notes to the financial statements.

Item 7 Financial Statements
ProLink Holdings Corp.
INDEX TO FINANCIAL STATEMENTS

To the Stockholders of
ProLink Holdings Corp.
Chandler, Arizona

We have audited the accompanying consolidated balance sheet of ProLink Holdings Corp. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProLink Holdings Corp. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP

Denver, CO
April 14, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
ProLink Holdings Corp.

We have audited the accompanying consolidated balance sheet of ProLink Holdings Corp. and subsidiary as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProLink Holdings Corp. and subsidiary at December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona
April 13, 2007

ProLink Holdings Corp.
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,448,354	$2,102,454
Available-for-sale investments	—	468,000
Subscriptions receivable	—	3,260,000
Accounts receivable, net of an allowance for doubtful accounts of $628,660 and $440,815	2,701,343	787,825
Inventories, net of an allowance of $410,055 and $1,167,723	2,364,236	1,034,932
Prepaid expenses and other current assets	559,562	188,640

TOTAL CURRENT ASSETS	8,073,495	7,841,851
EQUIPMENT, net	855,383	484,185
LICENSE, net of accumulated amortization of $726,465 and $464,894	2,308,239	1,435,106
INTEREST IN RESIDUAL LEASE EQUIPMENT	4,404,366	1,889,571
DEPOSITS AND OTHER ASSETS	960,078	106,722

TOTAL ASSETS	16,601,561	11,757,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and short-term financing	$5,485,188	$773,908
Current maturities of long-term debt to related parties	—	500,000
Accounts payable	4,586,311	2,091,477
Accrued liabilities	1,914,662	1,861,810
Deferred revenue	316,276	322,303

TOTAL CURRENT LIABILITIES	12,302,437	5,549,498
LONG-TERM DEBT, net of current maturities	3,708,805	4,176,459

TOTAL LIABILITIES	16,011,242	9,725,957
STOCKHOLDERS’ EQUITY:
Common stock, par value $.0001, 200,000,000 shares authorized; 34,927,781 and 34,301,531 issued and outstanding at December 31, 2006 and December 31, 2005	3,493	3,430
Additional paid-in capital	16,323,377	14,121,411
Accumulated deficit	(15,736,551)	(12,093,363)

TOTAL STOCKHOLDERS’ EQUITY	590,319	2,031,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	16,601,561	11,757,435

The accompanying notes are an integral part of these consolidated financial statements

ProLink Holdings Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005
REVENUES:
System sales	$17,641,598	$13,258,789
Service	2,605,842	2,050,548
Net financing revenue	3,202,513	870,427

Total revenue	23,449,953	16,179,764
COST OF REVENUES:
System sales	11,587,817	9,449,237
Service	3,777,407	3,301,227

Total cost	15,365,224	12,750,464
Gross margin	8,084,729	3,429,300

OPERATING EXPENSES:
Sales and marketing	2,941,499	1,772,069
Partner management and customer support	1,486,059	358,718
Research and development	805,258	759,831
General and administrative	6,541,904	4,044,955

Total operating expenses	11,774,720	6,935,573

Income (loss) from operations	(3,689,991)	(3,506,273)

OTHER INCOME (EXPENSE):
Investment income	15,767	116,218
Interest expense, related parties	(292,236)	(847,103)
Interest expense, other	(988,507)	(205,978)
Loss on disposal of assets	(16,298)	(36,929)
Gain on extinguishment of accrued management fees	—	892,459
Gain on reduction of reserves, net	397,201	461,047
Gain on early extinguishment of debt	929,577	—
Other income (expense), net	1,299	(244,446)

Total other income (expense)	46,803	135,268

NET INCOME (LOSS)	($3,643,188)	($3,371,005)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	34,747,781	20,635,969
DILUTED	34,747,781	20,635,969
NET LOSS PER SHARE:
BASIC	($0.10)	($0.16)
DILUTED	($0.10)	($0.16)
The accompanying notes are an integral part of these consolidated financial statements

ProLink Holdings Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Members’
			Interest with		Additional		Total
	Common Stock		Preferred	Members’	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Distributions	Interest	Capital	Deficit	Equity
Balance at January 1, 2005	—	$—	$4,600,000	($5,709,170)	$—	($8,722,358)	($9,831,528)
Contribution of member interest with preferred distributions to member interest			(4,600,000)	4,600,000			—
Expense associated with issuance of members’ interests				25,000			25,000
Effect of recapitalization transaction on December 23, 2005	10,393,362	1,039		1,084,170	2,413,915		3,499,124
Conversion of notes and accrued interest into equity	20,408,169	2,041			8,263,572		8,265,613
Expense associated with issuance of warrants					184,274		184,274
Issuance of 3,500,000 shares of common stock in private placement of securities, net of offering costs	3,500,000	350			3,259,650		3,260,000
Net loss						(3,371,005)	(3,371,005)

Balance at December 31, 2005	34,301,531	$3,430	$—	$—	$14,121,411	($12,093,363)	$2,031,478

Private placement of securities, net	1,000,000	100			959,900		960,000
Stock-based compensation					816,205		816,205
Acquisition of remaining interest in ProLink Solutions from Parview, Inc. and other	(423,750)	(42)			(587,186)		(587,228)
Shares issued for lease residual interests	50,000	5			74,995		75,000
Warrant related to financing					938,052		938,052
Net loss						(3,643,188)	(3,643,188)

Balance at December 31, 2006	34,927,781	$3,493	$—	$—	$16,323,377	$(15,736,551)	$590,319

The accompanying notes are an integral part of these consolidated financial statements

ProLink Holdings Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31, 2006	December 31, 2005
Net income (loss)	$(3,643,188)	($3,371,005)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	509,536	351,362
Stock-based compensation	816,205	209,274
Loss on disposal of equipment	16,298	36,929
Gain on reduction of reserves	(397,201)	—
Gain on early extinguishment of debt	(929,577)	—
Non-cash component of Yamaha gain	(441,123)	—
Residual value of leases	(251,121)	—
Provision for uncollectible receivables	36,974	164,625
Provision for obsolete and slow moving inventory	(795,165)	91,518
Accretion of discount on notes payable	280,340	—
Gain on extinguishment of accrued management fees	—	(892,459)
Gain on extinguishment of deferred service obligation	—	(461,047)
Gain on sale of available-for-sale investments	(10,649)	—
Changes in working capital components:
Accounts receivable	(1,950,492)	(752,280)
Inventories	(534,139)	925,375
Prepaid expenses and other assets	(657,246)	24,230
Accounts payable	2,494,834	(131,790)
Accrued liabilities	493,319	487,868
Accrued liabilities to related parties	—	(434,707)
Deferred revenue	(6,027)	(1,595,102)

Net cash used in operating activities	(4,968,422)	(5,347,209)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(229,564)	—
Asset acquisition	(2,439,271)	—
Proceeds from the sale of fixed assets	13,464	—
Proceeds from sale of available-for-sale investments	478,649	—
Purchase of interest in residual lease equipment	—	(200,000)
Deposits and other assets	—	(49,634)

Net cash used in investing activities	(2,176,722)	(249,634)
CASH FLOWS FROM FINANCING ACTIVITIES:
Accrued management fees	—	(547,974)
Principal payments on debt	(7,050,398)	(1,171,675)
Proceeds from sale of common stock and receipt of stock subscriptions receivable	4,260,000	—
Fees paid in connection with financing transaction	(40,000)	—
Cash received in recapitalization transaction	—	3,019,906
Proceeds from borrowing on notes payable	10,321,442	6,391,500

Net cash provided by financing activities	7,491,044	7,691,757
NET INCREASE (DECREASE) IN CASH	345,900	2,094,914
CASH and cash equivalents, at beginning of the period	2,102,454	7,540

CASH and cash equivalents, at end of the period	$2,448,354	$2,102,454

The accompanying notes are an integral part of these condensed consolidated financial statements

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation In December 2005 we [AMALGAMATED TECHNOLOGIES, INC.] completed a reverse merger with ProLink Solutions, LLC. Although we were the legal acquiror, the transaction was accounted for as a recapitalization of ProLink as it was the operating entity and obtained a majority of ownership, board positions and management. After the transaction we changed our name to ProLink Holdings Corp.
ProLink was formed in January 2004 by the simultaneous contribution of $4,600,000 from certain investors and by the contribution and assignment of certain obligations from ProLink, Inc., an Arizona corporation, and ParView, Inc., a Nevada corporation (collectively, the “Predecessor Entities’’), whereby the Predecessor Entities contributed most of their assets, assigned certain obligations, and assigned or licensed their rights and obligations under certain patents and agreements to ProLink in exchange for membership interests in ProLink. The contributions occurred on February 1, 2004. ProLink had substantially no activity during the period from Inception to February 1, 2004. Because of the contribution of cash from the investors and the fact that only certain assets and liabilities were contributed, we believe it was the formation of a new enterprise and not an acquisition by ProLink, Inc. or ParView, Inc. Due to the predecessor nature of these entities the assets and liabilities of both ProLink, Inc. and ParView, Inc. were recorded at their historical net book values.
Principles of Consolidation — The consolidated financial statements as of and for the year ended December 31, 2006, and as of December 31, 2005, include ProLink Holdings Corp. and its operating subsidiary ProLink Solutions, LLC, (collectively, the “Company”, “we,” “our” or “us”). The consolidated financial statements for the year ended December 31, 2005 include the accounts of ProLink Solutions, LLC (“ProLink”), our wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated. As of December 31, 2005, we owned 98.5% of the membership interests of ProLink with the remaining interest held by the bankruptcy estate of ParView, Inc. until its purchase by ProLink on February 23, 2006. As of December 31, 2005 there was no minority interest recorded in our financial statements for the membership interest not owned by us due to the negative equity at the time of the acquisition and continued losses of ProLink.
Nature of Business Our business involves the design, manufacture, maintenance and sale of GPS golf course management systems and software to golf course owners and operators worldwide, the sale of advertising space on the screens of the systems that we sell, and the brokering of the financing of the systems that we sell and other capital equipment for our golf course partners.
Liquidity For the years ending December 31, 2006 and 2005 we experienced net losses of $3,643,188 and $3,371,005, respectively. We also used cash in operations of $4,968,422 and $5,347,209, respectively. We have taken the following steps to improve our operations and liquidity and to address the liquidity concerns created by the past results of operations:
•	We raised approximately $4.5 million in gross proceeds in private placements of our common stock in late 2005 and the first quarter of 2006;

•
We entered into a Loan and Security with Comerica Bank that provides for a term loan in the amount of $2,500,000 and a revolving credit facility in the amount of $3,000,000, of which none had been drawn as of December 31, 2006. We were in violation of the covenants contained in these facilities as of December 31, 2006, but we have been granted a waiver for these violations;

•	We sold marketable securities in the third quarter of 2006 for proceeds of $478,649;

•	In 2006 we experienced a significant increase in both domestic and international sales;

•	We anticipate increased advertising revenue and revenues from financing in the future at increased gross margin rates.

•	In October 2006 we sold $4.5 million of senior secure notes that were repaid in January 2007.

•	In January 2007 we raised approximately $11.4 million in gross proceeds through the sale of 1,142 shares of our Series C Preferred stock and warrants to purchase common stock.
Our ultimate success will be dependent upon achieving profitable operations and positive cash flow from operations.
Reclassification. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the net loss or financial condition. Costs directly related to service revenues have been reclassified to cost of sales.
Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates include valuation allowances for inventory and accounts receivable including the service receivables under Pay-for-Play agreements, asset impairment and accruals for certain liabilities, including contingent liabilities accrued since inception and obligations related to employee benefits, valuation of options and warrants to purchase our common stock and the valuation of acquired and repurchased assets.
Fair Value of Financial Instruments. We use financial instruments in the normal course of our business. The carrying values of cash equivalents, trade accounts receivable, accounts payable, accrued compensation and related costs and other current liabilities approximate fair market value due to the short term maturities of these assets and liabilities. Our remaining related party note was repaid at carrying value in January 2006, and therefore the carrying value approximates the fair value of the debt. Long-term debt approximates fair value based on the fact that it bears interest at a rate similar to obligations with like terms and conditions.
Cash and Cash Equivalents. Cash and cash equivalents are defined as cash and short-term highly liquid deposits with initial maturities of three months or less.
Investments. Investments recorded on our balance sheet for the year ended December 31, 2005 consisted of equity securities of one company, Majesco. These securities were sold in the third quarter of 2006. There was no unrealized gain or loss reflected on the 2005 balance sheet as carrying value and fair market value are the same and remained unchanged from the date of the reverse merger through December 31, 2005. A gain of $10,649 was recognized upon the sale of the shares of Majesco in 2006.
Accounts Receivable. We maintain an allowance for doubtful accounts based upon our estimates of amounts that will be realized from customers. We develop the allowance based upon our experience with specific customers and our judgment as to the likelihood of ultimate payment. We consider the collection experience with the entire portfolio of our receivables and makes estimates regarding collectibility based on trends in aging. We record finance charges only when received.

Inventories. We value our inventories at the lower of cost (first-in, first-out basis) or market. Inventories are primarily comprised of finished electronic hardware, service parts and repair components. Inventories are reported net of valuation and obsolescence reserves, which totaled $2,364,236 and $1,034,932 at December 31, 2006 and 2005, respectively.
Equipment. Equipment is recorded at cost less accumulated depreciation. Improvements or betterments, which extend the life of an asset, are capitalized. Expenditures for maintenance and repair costs are expensed as incurred. Gains or losses resulting from property and equipment retirements or disposals are credited or charged to earnings in the year of disposal. Depreciation is computed over the estimated useful life using the straight-line method.
Interest in Residual Lease Equipment. During 2006 and 2005, we acquired interest in residual lease equipment and recorded these interests at their estimated fair value at the time of acquisition based upon the assumption that the equipment will be resold upon expiration of the related leases to new or existing customers. In addition, during the year ended December 31, 2006 the Company commenced recording a residual value on all new system installations. Based on our historical operating activity these residual values are recorded at approximately $250 or $600 per unit, depending upon the unit installed. Residuals, acquired or originated as the result of a system sale, are valued at the lower of cost or fair market value.
Licenses. Licenses are recorded at cost and amortized over the remaining life of the patents.
Revenue Recognition
System sales. System sales revenue is derived from the sale of GPS systems. Revenue from the sale of systems through our direct sales channels, other than distributors, is generally recognized upon installation of the system and acceptance by the golf course customer. Sales to international distributors is generally recognized upon shipment from our contract manufacturer.
Service Revenue. Revenue derived from service contracts in effect with users of our Systems is recognized monthly at the time of billing. For service requirements outside of the scope of service contracts, customers are billed on a time and materials basis.
We had a master service agreement with one of ProLink’s founding members, ParView, Inc., whereby we provided service pursuant to certain service contracts on which ParView had already recorded deferred service revenue paid in full in advance of the service period. We recorded the majority of the deferred revenue in conjunction with the contribution of assets and assignment of liabilities of ParView and were amortizing the remaining deferred revenue into income over the life of the service contracts, however, these service contracts and our master service agreement with ParView, were voided by Parview’s bankruptcy court and a gain was recorded in 2005.
Service revenue from golf course customers with Pay for Play leases is retained by third party lease companies until certain escrow amounts are attained.
Financing Revenue. Financing revenue is earned from providing or arranging financing with third party lenders for golf courses for the purchase of the ProLink GPS system, turf and grounds equipment and other capital needs. Revenue is earned upon the binding execution of the financing transaction. In certain transactions, where we act strictly as an agent, the revenues are recorded on a net basis.
Costs and Expenses
Returns and Allowances. We have not experienced significant returns or warranty claims to date and, as a result, have not recorded provisions for the cost of returns and product warranty claims at December 31, 2006 or 2005.

We maintain an allowance for doubtful accounts based on their expected collectibility. We perform credit evaluations of our significant customers and establish an allowance for doubtful accounts based on the aging of our receivables, payment performance factors, historical trends, and other information. In general, we reserve 100% of those receivables outstanding more than 90 days and those customers specifically in bankruptcy or in legal dispute. We evaluate and revise our reserve on a monthly basis based upon a review of specific accounts outstanding and our history of uncollectible accounts.
The changes to the allowance for doubtful accounts for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Balance at the beginning of the year	$440,815	$66,820
Provisions	236,639	373,995
Bad debts charged to reserves, net of recoveries	(48,794)	—

Balance at the end of the year	$628,660	$440,815

Advertising and Marketing Costs. We expense advertising and marketing costs as incurred. Advertising costs include public relations, trade show fees, brochures and other point-of-sale expenses. Advertising expense was approximately $317,150 and $273,663 for the periods ended 2006 and 2005, respectively.
Income Taxes. Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax- reporting basis. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.
Stock-Based Compensation Disclosures — Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004),“Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under that transition method, employee stock-based compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Stock-based employee compensation cost (benefit) is recognized as a component of selling, general and administrative expense in the Statement of Operations. Results for prior periods have not been restated. We recognized Stock-based employee compensation cost (benefit) as a component of cost of revenues and operating expenses in the Statement of Operations. These amounts totaled $52,663 in cost of revenues and $763,542 in operating expenses for the period ended December 31, 2006. Prior to 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123.
As a result of adopting SFAS 123(R) in 2006, our net loss and loss before income taxes for the year ended December 31, 2006, is $816,205 higher than if we had continued to account for share-based compensation under APB 25. Prior to the adoption of SFAS 123(R), we presented all tax benefits, if any, of tax deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) are classified as financing cash flows.

We account for the issuance of options or warrants for services from non-employee consultants in accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), by estimating the fair value of options or warrants issued using the Black-Scholes pricing model. Variables used in the calculation of fair value include the option or warrant exercise price, the market price of our shares on the grant date, the risk-free interest rate, the life of the option or warrant, expected volatility of our stock and expected dividends. As at December 31, 2006, all options granted to non employee consultants were fully vested.
Net Income or Loss Per Share. Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Due to the net losses for the years ended December 31, 2006 and 2005, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Share equivalents totaling 5,335,987 and 11,518,659 shares are not included in the weighted-average shares outstanding for the years ended December 31, 2006 and 2005, respectively, for determining net loss per share, as the result would be anti-dilutive.
Recent Accounting Pronouncements —. In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is permitted. We adopted the provisions of FSP EITF 00-19-2 during the fourth quarter of 2006. We did not have any cumulative effect adjustments relative to this adoption.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material effect on our financial position or results of operations.
In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for quantifying the effect on current year financial statement of uncorrected prior year misstatements. SAB 108 is effective for any report for an interim period of the first fiscal period ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial position or results of operations.

In July 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS Statement No. 109” (“FIN 48”). FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not limited to, the following:
•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.
FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from occurring practice, whereby companies may recognize a tax benefit only if it is probable a tax position will be sustained.
FIN 48 also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.
This statement became effective for us on January 1, 2007 and, based on our analysis, we do not expect FIN 48 to have a material effect on our consolidated results of operations, cash flows or financial position.
2. RELATED PARTY TRANSACTIONS:
Management Services Agreements. On January 22, 2004, we entered into Management Services Agreements with ParView, Inc. and ProLink, Inc. whereby certain employees and members of the Board of Directors of such entities agreed to advise and counsel us, assist in transitioning their customers, and maintain product names and recognition for one year. Unless our Board of Directors unanimously agrees at any time after the initial one-year term to terminate the agreements, the agreements will automatically renew on an annual basis for additional periods of one year up to a total of five years. In consideration for these services, we agreed to pay them fixed fees.
We recorded a liability equal to the present value of the payments due through January 2006 on our opening balance sheet. In October 2005 the ParView agreement was terminated by action of the bankruptcy court in the matter of the ParView bankruptcy. As a result we were not liable for the payment of accrued management fees, recording the amount as an item of Other Income and Expense in the fourth quarter of 2005 and extinguishing the liability. In November 2005 the agreement with ProLink, Inc. was terminated by our board of directors.
Exclusive Services Agreement. As indicated in Note 1, in connection with certain maintenance service agreements entered into by ParView prior to the inception of ProLink, we entered into an agreement under which ParView contracted with us to provide such services. The services to be provided include maintaining all licenses and permits necessary to operate the system and maintaining and servicing the system. We were also responsible for the payment of costs and expenses related to providing such service. In consideration of performing the services, we would receive the fees pursuant to the service agreements.

These maintenance service agreements were terminated by the bankruptcy court in October 2005 as a result of the bankruptcy filing of ParView, Inc. As a result of the termination of the maintenance agreements in 2005 we recorded as an item of Other Income and Expense the amount of $461,047, which represented the remaining unamortized opening balance sheet deferred revenue.
True North Partners. In August 2000, ProLink entered into a sales and marketing agreement with E-Z-Go. (See also Note 12) As a result of entering into the agreement with E-Z-Go, ProLink agreed to pay a fee to True North Partners for its part in the consummation of the agreement with E-Z-Go. Our CEO and President retained an ownership interest in True North Partners at that time. This fee is 1.5% of the gross Pay-for-Play revenue on all leases entered into during the original term of the E-Z-Go sales and marketing agreement for the life of each lease. We also paid 3% of the proceeds for all leases structured under a fixed rental arrangement. In connection with our acquisition of ProLink in 2005, this agreement was terminated in exchange for a payment of $250,000 and the issuance of warrants to purchase 100,000 shares of our common stock at an exercise price of $1.50.
FOC Financial LP. On September 18, 2006, we entered into a Letter Factoring Agreement with FOC Financial L.P. (“FOC”). Steven D. Fisher, one of our directors, is the General Partner of FOC. The Loan was evidenced by a revolving promissory note. In order to induce FOC to enter into this Letter Factoring Agreement, we agreed to issue a warrant to purchase 250,000 shares of our common stock to FOC at an exercise price of $1.60 per share with a term of 10 years. For the twelve months ended December 31, 2006, we borrowed and repaid an aggregate of $846,892 under this agreement. In connection with these borrowings, we paid fees of $4,214 to FOC. This agreement is now expired.
Andrew Wing. On July 10, 2006, we appointed Mr. Andrew L. Wing as a member of the Board of Directors. In connection with such appointment, we entered into a Consulting Agreement, dated July 10, 2006 with Mr. Wing. The Consulting Agreement provides that Mr. Wing will provide certain advertising sales services to us in exchange for commissions, 5% for the first three years and 2% for the fourth and fifth years, that will be paid for revenues received by us from advertisers. After the fifth year, no further commissions will be paid. The Consulting Agreement shall continue on a month-to-month basis and may be terminated by us upon written notice. ProLink has not paid any commission to Mr. Wing to the date of this filing.
Notes Payable. See Note 3 for a description of notes payable to related parties.
3. ACQUISITION OF PROLINK SOLUTIONS
On December 23, 2005 we acquired substantially all of the membership interests of ProLink. The transaction was structured from a legal standpoint as the acquisition of ProLink by us. However, for accounting purposes the transaction was treated as a reverse merger of Amalgamated by ProLink. All financial statements presented herein represent the historical financial statements of the accounting acquirer, ProLink. ProLink entered into the transaction primarily to give it access to the public markets in financing its ongoing growth in both the domestic and international markets.
As consideration for the merger, we issued 20,408,169 shares of our common stock for all of the outstanding membership interests in ProLink. We had approximately $3.5 million in cash and investments at the time of the merger, which was our only significant asset, and had no significant liabilities.

The merger has been accounted for using the purchase method of accounting, in accordance with SFAS No. 141. Our results of operations have been included with ProLink’s results since December 23, 2005, but are immaterial. The following unaudited information presents the unaudited pro forma effects of the merger as if it had occurred on January 22, 2004:

Unaudited
2005
Revenues	$16,179,764
Gross Margin	6,730,528
Operating expenses	11,334,570

Operating loss	(4,604,042)
Other income (expense)	(335,365)

Net loss	$(4,939,407)

Net loss per share:
Basic and diluted	$(0.24)
Actual results would have been different from the pro forma results presented had the companies merged as of January 22, 2004.
4. ASSET ACQUISITION
On February 23, 2006, we agreed to purchase certain assets from the bankruptcy estate of Parview, Inc. and certain other assets held by David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust. Pursuant to the Purchase and Sale Agreement between Signal Systems Associates, LLC (“SSA”), we paid an aggregate of approximately $1.63 million for (i) the SSA’s right to purchase certain assets from the bankruptcy estate of Parview, Inc., which assets included, among other things, equipment leases and membership interests in ProLink Solutions and (ii) certain lease residual payments and certain GPS equipment from David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust (an affiliate of SSA). SSA was the successful bidder at the auction with a successful bid price of $475,000, which was paid by us in addition to the $1,625,000 purchase price being paid to the Seller. $500,000 of the purchase price was paid by delivery of a promissory note which was repaid with the proceeds of the Comerica Bank term loan.
Part of the Parview Assets consisted of the remaining approximate 1.5% interest of ProLink Solutions, not owned by ProLink Holdings Corp. As a result of the acquisition of the Parview Assets, ProLink Solutions became a 100% wholly-owned subsidiary of ProLink Holdings Corp. The allocation of the cost of the assets acquired was as follows:

Allocated
Amounts
Interest in residual lease equipment	$922,412
Member interest held by Parview, Inc.	587,228
Leases receivable	590,360

$2,100,000

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets consist of the following as of December 31, 2006 and 2005:

	2006	2005
Prepaid trade show	$81,170	$96,541
Prepaid other	77,480	34,463
Prepaid rent	25,366	—
Prepaid benefits	—	43,662
Prepaid insurance	89,823	13,974
Unamortized loan costs	285,723	—

	$559,562	$188,640

6. PROPERTY AND EQUIPMENT
Property and equipment consist of the following as of December 31, 2006 and 2005:

	2006	2005
Manufacturing equipment	$87,521	$127,975
Course assets	25,024	—
Office equipment & fixtures	104,152	91,483
Computer hardware	224,226	159,870
Computer software	699,642	295,761
Leashold improvements	94,089	—

Total property and equipment	1,234,654	675,089
Less: Accumulated depreciation	(379,271)	(190,904)

Property and equipment, net	$855,383	$484,185

Depreciation expense was $247,965 and $102,778 for 2006 and 2005, respectively.

7. LICENSES
Licenses consist of the following as of December 31, 2006 and 2005:

	2006	2005
Optimal license	$1,900,000	$1,900,000
GPSI license	1,134,704	—

Total licenses	3,034,704	1,900,000
Less: Accumulated amortization	(726,465)	(464,894)

Licenses, net	$2,308,239	$1,435,106

Amortization expense for licenses was $261,571 and $242,553 for the years ended December 31, 2006 and 2005. Optimal License is being amortized on a straight line basis through November 2011. GPSI license is being amortized on a straight line basis through September 2017.
Estimated future amortization of these license agreements based on balances existing at December 31, 2006 is as follows:

2007	$371,729
2008	371,729
2009	371,729
2010	371,729
2011	346,493
Thereafter	474,830

$2,308,239

8. INTEREST IN RESIDUAL LEASE EQUIPMENT
Interest in Residual Lease Equipment consist of the following as of December 31, 2006 and 2005:

	2006	2005
E-Z-GO residuals	$1,435,152	$1,889,571
Parview residuals acquisition	601,061	—
Current year residuals	1,626,365	—
Yamaha residuals acquisition	416,788	—
Lowe residual acquisition	325,000	—

Interest in residual lease equipment , net	$4,404,366	$1,889,571

9. DEPOSITS AND OTHER ASSETS
Deposits and Other Assets consist of the following as of December 31, 2006 and 2005:

	2006	2005
Deposits	$1,532	$22,446
Course holdbacks, net of reserve	67,083	84,276
Deferred loan costs	35,053	—
Accounts receivable long-term portion	856,410	—

Deposits and other assets	$960,078	$106,722

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following as of December 31, 2006 and 2005:

	2006	2005
Wages, commissions and related benefits	$928,253	$442,404
Professional fees	183,446	127,467
Accrued vendor liability	307,294	301,625
Accrued liability for predecessor claims	200,000	680,000
Accrued interest payable	65	173,699
Accrued liability for lease buyouts	281,754	—
Other	13,850	136,615

Total accrued expenses and other current liabilities	$1,914,662	$1,861,810

As of December 31, 2006 the Company has accrued approximately $200,000 for the settlement of a claim related to the bankruptcy filing of ParView, Inc. See Note 12 regarding litigation.
On January 22, 2004 the Company executed a Management Services Agreement (see Note 2) which required the payment of management fees in exchange for advice and counsel from the management of predecessor companies. The Company recorded a liability as of January 22, 2004 equal to the present value of the payments due and payable through January 2006. The Management Services Agreement was cancelled pursuant to its terms by the Company in November 2005. The Company recorded a gain from the extinguishment of the liability for management fees as a result of the bankruptcy court terminating all agreements and contracts for ParView, Inc. effective in October 2005 at which time the Company was legally relieved of its obligation to ParView.

11. DEBT
Debt consists of the following as of December 31, 2006 and 2005:

	2006	2005
Senior Secured Credit Facilities:
Revolving credit facility	$—	$—
Term loan facility, monthly payments of principal of $52,083 plus accrued interest at an annual rate of 9.25%, due September 30, 2009	2,395,834	—
Senior secured notes, fixed interest rate of 12%, due April 11, 2007, net of discount of $360,376	4,139,624	—
License agreement payable, monthly payments of principal and interest of $24,800, interest at an annual rate of 4.75%, due June 1, 2011	1,169,020	1,404,976
License agreement payable, quarterly payments of principal and interest of $52,500, interest at an annual rate of 4.0%, due February 2013	842,244	—
Notes payable, Microsoft Capital, monthly payments of principal and interest of $5,451, interest at an annual rate of 7.75%, due November 2010, collateralized by certain equipment	221,398	281,197
Notes payable, Microsoft Capital, monthly payments of principal and interest of $5,563, interest at an annual rate of 7.75%, due January 2011, collateralized by certain equipment	232,062	—
Notes payable, Microsoft Capital, monthly payments of principal and interest of $2,064, interest at an annual rate of 8.75%, due August 2011, collateralized by certain equipment	94,603	—
Notes payable to E-Z-GO, monthly payments of principal and interest of $65,833, interest at an annual rate of 6.5%, due July, 2008, collateralized by the purchased assets (See Note 16)	—	3,250,037
Senior Notes payable to related parties, interest at an annual rate of 5%, due in full at April 30, 2006	—	500,000
Notes Payable, First Insurance Funding Corp., monthly payments of principal and interest of $6,096, interest rate at an annual rate of 10.7%, due September 2007, collateralized by security interest in insurance policies financed.	52,500	—
Capital lease obligations	46,708	—
Other	—	14,157

Total debt	9,193,993	5,450,367
Less: Current portion	(5,485,188)	(1,273,908)

Long-term debt, net of current maturities	$3,708,805	$4,176,459

The aggregate annual principal repayments required in respect to debt as of December 31, 2006 are as follows:

2007	$5,485,188
2008	983,751
2009	1,773,938
2010	642,547
2011	308,569
Thereafter	—

$9,193,993

On October 23, 2006, we entered into a Loan and Security Agreement with Comerica Bank (“Bank”), as lender and security agent.  The Agreement provides for (i) a revolving loan made by the Bank to us in an amount of up to $3,000,000 and (ii) a term loan made by Comerica Bank to us in the amount of $2,500,000. Draws against the revolving loan are limited to $1,000,000 against domestic accounts receivable and up to $2,000,000 against international accounts receivable, limited by ability to insure under the Company’s EXIM insurance policy; our current international limit is $500,000. In consideration for the Bank’s agreement to make the Loans, we granted to the Bank a security interest, which is subject to a Subordination Agreement entered into with Iroquois Master Fund Ltd., dated as of October 10, 2006, in all presently existing and future Collateral and Inventory of the Company, as well as in certain Negotiable Collateral upon the occurrence of an Event of Default under the terms of, and as set forth in, the Agreement. The Loan is also secured by that certain Intellectual Property Security Agreement, entered into as of June 30, 2006.

The principal and interest due under the Term Loan is payable in monthly installments of $52,083.33 in principal plus accrued interest, starting on December 1, 2006, with a final payment of all outstanding principal and interest due on the maturity date of September 30, 2009. In addition to such regularly scheduled payments, if the Company (a) is unable to maintain cash or cash equivalents on its balance sheet of a minimum of $1,500,000, as of the end of each fiscal quarter of the Company’s fiscal year and (b) an Event of Default shall have occurred during such fiscal year, then the Company shall pay within the time period stipulated in the Term Note an amount equal to 30% of the Excess Cash Flow as an additional principal payment. Interest accrues under the Term Note at a floating rate comprised of the Base Rate plus 1%, as adjusted from time to time by the Bank. So long as no Event of Default shall have occurred and be continuing, the Base Rate shall be reduced by 0.25%.

The proceeds of the Revolving Loan are to be used for general working capital purposes. Interest accruing under the Revolving Loan shall be payable on the first day of each calendar month following the date of such Note, with a lump sum payment of all outstanding principal due and payable on May 1, 2008. Interest accrues on the principal balances of the Revolving Loan outstanding from time to time at a floating rate equal to the Base Rate, as adjusted from time to time by the Bank. So long as no Event of Default shall have occurred and be continuing, the Base Rate shall be reduced by 0.75%. The Revolving Note also provides us with an option to convert the interest rate payable thereunder to a rate based on LIBOR.

 If any payment of principle or interest under either of the Notes shall not be made within 15 calendar days of the applicable due date, then the Bank may impose a late charge equal to 5% of such overdue amount. In the event of a default of payment of principal or interest under either of the Notes after the expiration of any applicable cure periods, then the entire amounts due under such Note shall be immediately due and the interest payable shall be increased by 3% until such time as any arrears are paid in full.

Upon the occurrence of an Event of Default, the Bank may, at its election and among other things, accelerate the indebtedness evidenced by the Notes, cease advancing credit under the Agreement, terminate the Agreement as to any future liabilities or obligations owed by the Bank thereunder and make such payments or do such things as the Bank considers reasonable or necessary to protect its security interest in the Collateral and Inventory, including, but not limited to, sell or dispose of such Collateral or Inventory. The Bank is also granted a license or other right to use, without charge, the intellectual property of the Company as such right pertains to the Collateral subject to the Bank’s security interest.

As of December 31, 2006, we violated the covenants contained under our $2,500,000 term loan with Comerica Bank. The covenants specified a certain cash flow coverage ratio, a minimum net worth and a minimum leverage ratio. We were granted a waiver of these covenants by Comerica Bank on April 16, 2007, in exchange for a waiver fee of $25,000 and a $250,000 payment against our term loan leaving an outstanding balance of $1,989,583. The $250,000 required payment has been classified as short term debt on our accompanying financial statements.
12. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases various equipment and office space under operating leases. The following is a schedule of future operating lease payments as of December 31, 2006:

2007	$429,323
2008	205,200

$634,523

We have entered into operating lease agreements, primarily consisting of leases for our Chandler facility. Total rent expense under operating leases charged to operations was $455,606 and $242,506 for the periods ended December 31, 2006 and 2005, respectively.
Litigation — On May 20, 2004, ParView filed a complaint against us, ProLink, Inc. and others in the Twelfth Judicial Circuit Court, Sarasota County, State of Florida. At the time the complaint was filed, ParView was an owner of ProLink. The complaint alleged that our president, as an agent of ProLink Solutions, violated certain agreements that existed between the parties and he, and others, made false representations to ParView. The complaint sought to rescind all agreements among the parties and return the parties to the status quo they had before the creation of ProLink Solutions, and sought other cures and remedies. The agreements provided for arbitration between the parties and a preliminary hearing was held on September 30, 2004 at which time injunctive relief was ordered in our favor, enjoining ParView from interfering with our customers, landlords, vendors, suppliers and other similarly situated such persons until further notice. On August 12, 2004, ParView filed for bankruptcy protection and the arbitration proceeding was being held in abeyance pending the outcome of the bankruptcy proceeding. In August 2005 the Court converted the ParView bankruptcy filing from Chapter 11 to Chapter 7 liquidation. On February 24, 2006, the bankruptcy court entered an order declaring us and our bidding partner the winning bidder for the assets of ParView out of the bankruptcy. On March 10, 2006 we closed on the purchase of these assets including the legal claims of ParView against us, therefore this action has been terminated with prejudice.
ProLink was a defendant in an action brought by Advantage Enterprises, Inc. The action arose out of a non-residential real property lease between ParView, Inc. and the predecessor of Advantage Enterprises, Inc. On October 21, 2005 the court granted our motion to dismiss but granted Advantage leave to amend. On December 20, 2006, we settled this action for $200,000, with $80,000 payable on January 2, 2007 and $10,909 payable monthly thereafter until December 2007.

In November 2005, a suit was filed against us and our European distributors, Elumina Iberica Limited and Elumina Iberica S.A., in the Patents County Court in the UK by GPS Industries, Inc. (“GPSI”), a competing company. The suit alleged that we infringed on certain international patents owned or controlled by GPSI on systems sold in the United Kingdom. The alleged infringed patents relate to the use of differential GPS in connection with golf courses and covers both system and process claims. On October 25, 2006, ProLink Solutions and the Elumina entities entered into a Settlement Agreement, which includes a License Agreement, with GPSI pursuant to which the parties agreed to settle this action. The agreement calls for the payment by ProLink, on behalf of us and the Elumina entities, to GPSI of a total of $1,200,000, payable as follows: an initial payment of $202,500, followed by 19 quarterly payments of $52,500 each, commencing on February 1, 2007. In consideration of the compliance of ProLink and the Elumina entities with their obligations under the settlement agreement, GPSI agreed to grant to ProLink Solutions, as of the date of the Settlement Agreement, a fully-paid up license, the terms of which are more fully set forth in the License Agreement.
We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink. As of December 31, 2006, we maintain an accrual of $200,000 related the litigation described above, which in our judgment at that time, represents estimated losses that will be incurred as a result of these actions.
Registration Payment Arrangements — On October 12, 2006, we closed on the sale of a series of Senior Secured Notes due April 11, 2007 in the aggregate amount of $4,500,000 with certain accredited investors in reliance upon Section 4(2) the Securities Act of 1933, as amended. In addition we granted warrants to purchase 931,038 shares of our common stock which number represents 30% of the quotient of the face value of the Notes and the closing bid price of the common stock on the date of closing. The warrants had an exercise price of $1.45 and expire in October 2011. The exercise price and number of warrants was subsequently changed as a result of our issuance of our Series C Preferred stock detailed below. We issued an additional 67,966 warrants for an aggregate total of 999,004 and re-priced the warrants to $1.35. The notes were sold pursuant to a Securities Purchase Agreement that provides for registration rights for the resale of the shares underlying the warrants. These notes were subsequently repaid with the proceeds from our Series C Preferred offering. We have filed a registration statement with respect to the shares underlying the warrants.
In the event that the Registration Statement is not filed or declared effective when due, or after its effective date it ceases to be effective for more than 30 consecutive trading days, or an aggregate of 45 trading days in any twelve month period, prior to the expiration of its Effectiveness Period, then in addition to any rights available to the Investors under the Registration Rights Agreement or applicable laws, we are required to pay to each Investor an amount in cash equal to 1% of the aggregate purchase price paid by such Investor pursuant to the Purchase Agreement, on the date of such event and on each 30-day anniversary of such event until it is cured. Merriman Curhan Ford & Co. acted as the placement agent in connection with the December 31, 2006 offering but was not compensated with respect to the offering in January 2006.
In December 2006 and January 23, 2007, we entered into Securities Purchase Agreements, with certain investors identified therein, pursuant to which we agreed to sell to the Investors in a private offering an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. In addition, pursuant to a Registration Rights Agreement, dated as of January 8, 2007, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. We filed a registration statement covering these shares on February 9, 2007.
We are obligated to use our best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as soon as possible, but in any event no later than the earlier of the 180th day following the closing. We are required to use our best efforts to keep the Registration Statement effective under the Securities Act until the date when all registrable securities may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act.
In the event that the Registration Statement is not filed or declared effective when due, then in addition to any rights available to the Investor under the Registration Rights Agreement or applicable laws, we are required to pay to the Investor an amount in cash equal to 2% of the aggregate purchase price paid by such Investor pursuant to the Purchase Agreement, on the date of such event and on each 30-day anniversary of such event until it is cured. We expect that the registration statements will be declared effective prior to the expiration of the required period and so we have not recorded any contingency related to this penalty.
13. STOCKHOLDERS EQUITY
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
Stock Option Plans — We have a 2006 Stock Option Plan and a 2005 Stock Option Plan. All options granted under the 2006 and 2005 Stock Option Plans have been granted with exercise prices at or above the market price on the day of the grant. There are 10,000,000 shares reserved under the 2005 Stock Option Plan and 5,000,000 shares reserved under the 2006 plan.

Stock option activity, for employee options covered by the 2006 and 2005 Stock Option Plans for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Options outstanding at the beginning of the year	8,720,191	—
Options granted	3,492,156	8,720,191
Options exercised	—	—
Options forfeited	60,000	—
Options expired	—	—

Options outstanding at the end of the year	12,152,347	8,720,191
Weighted average exercise price:
Options granted	$1.45	$0.69
Options exercised	$—	$—
Options forfeited	$1.55	$—
Options expired	$—	$—
No options were exercised during 2006 or 2005. The weighted-average grant-date fair value of options granted was $0.90 and $0.69 for the years ended December 31, 2006 and 2005. The fair value of options granted is estimated using a Black-Scholes option pricing model using the following assumptions:

	2006	2005
Annual dividend yield	—	—
Weighted average expected life (years)	5.80	10.0
Risk-free interest rate	4.58% - 4.88%	4.50% - 4.58%
Expected volatility	60% - 125%	125.0%
Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for a term commensurate with the expected life of the options issued. We believe this method produces an estimate that is representative of our expectations of the volatility over the expected life of our options. We currently have no reason to believe future volatility over the expected life of these options is likely to differ materially from historical volatility. The weighted-average expected life is based upon share option exercises, pre and post vesting terminations and share option term expirations. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.
SFAS 123(R) requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.
As a result of adopting SFAS 123(R) our net loss from continuing operations for the year ended December 31, 2006 was increased by $816,205.
As of December 31, 2006, $2.3 million of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 2.8 years.

Additional information relative to our employee options outstanding at December 31, 2006 is summarized as follows:

	Options	Options	Options
	Outstanding	Expected to Vest	Exercisable
Total number of options	12,152,347	11,602,268	8,994,858
Aggregate intrinsic value of options	$4,965,861	$4,958,578	$4,927,855
Weighted average remaining contractual term (years)	9.3	9.2	9.0
Weighted average exercise price	$0.91	$0.88	$0.69
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006.
The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans during the years ended December 31, 2005:

Net loss as reported	$(3,371,005)
Less: Stock based employee compensation expense for equity awards determined by the fair value based method prescribed under SFAS 123	(25,000)

Pro forma net loss	$(3,396,005)
Basic and diluted loss per share:
As reported	$(0.16)

Pro forma	$(0.16)

The above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for 2006 as share-based payments to employees have been accounted for under SFAS 123(R)’s fair-value method for such periods.

Warrants — We have outstanding warrants to purchase shares of our common stock. The following table summarizes these warrants for the years ended December 31, 2006 and 2005 (showing the number of shares of our common stock that can be purchased on exercise):

	2006		2005
	Number of	Warrant	Number of	Warrant
	Warrants	Price Ranges	Warrants	Price Ranges
Warrants outstanding at the beginning of the year	3,080,121	$1.00 to $1.50	—
Warrants issued during the year	2,291,652	$1.35 to $2.00	3,080,121	1.00 to $1.50

Warrants outstanding at the end of the year	5,371,773	$1.00 to $2.00	3,080,121	1.00 to $1.50

Warrants exercisable at the end of the year	4,938,440	$1.00 to $2.00	3,080,121	1.00 to $1.50

The weighted average exercise price of warrants that were exercisable was $1.32 and $1.26 as of December 31, 2006 and 2005, respectively. The weighted average remaining contractual life of warrants outstanding at December 31, 2006 was 4.8 years. We have utilized the same assumptions for calculating the fair value of warrants as used in the fair value of options.
14. CONCENTRATIONS
International Revenue — International revenues were approximately $5,804,305 or 24.8% of total revenues for the year ended December 31, 2006 and $4,140,111 or 25.6% for the year ended December 31, 2005, and were derived primarily from customers in Europe and Asia. For 2006 and 2005, approximately $5,524,605 or 23.6% and $1,928,460 or 11.9% respectively of total revenues were to Elumina Iberica, the Company’s European distributor. We have an exclusive licensing and distribution agreement with Elumina Iberica pursuant to which Elumina acts as an exclusive distributor of our products in Europe and the Middle East. The Company has no international assets. As of December 31, 2006 and 2005, accounts receivable from Elumina Iberica were $393,187 and $0.
Significant Vendor — During 2005 and 2006, we utilized one vendor for substantially all of the manufacturing of our GPS systems. We believe that other vendors are readily available for these services, but have chosen to utilize this vendor based on pricing and service.
15. INCOME TAXES

At December 31, 2006 and 2005 the benefit (provision) for income taxes differs from the amount estimated by applying the statutory federal income tax rate of 34% to income before benefit (provision) for income taxes, as follows (in thousands):

	2006	2005
Income tax benefit at “expected” federal corporate rate	$(1,239)	$—
Impact of state taxes	—	—
Change in valuation allowance	1,398	—
Other	(159)	—

Total	$—	$—

The components of deferred tax assets and liabilities at December 31, 2005 and 2004, consisted of the following (in thousands):

	2006	2005
Deferred tax assets:
Tax loss carryforwards	$2,063	$—
Accrued compensation	326	93
Depreciation and amortization	57	—
Reserves and Other Accruals	376	433
Allowance for doubtful accounts	242	536
Deferred revenue	41	—

Total	3,105	1,062
Less valuation allowance	(2,639)	(1,062)

Deferred tax assets	466	—

Deferred tax liabilities:
Deferred Gain	(272)	—
Prepaid Expenses	(194)	—

Deferred tax liabilities	(466)	—

Net deferred tax assets	$—	$—

The Company is subject to examination by the Internal Revenue Service and various states in which the Company has significant business operations. The tax years subject to examination vary by jurisdiction. The Company regularly assesses the likelihood of additional tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as is deemed necessary.
The Company maintains a valuation allowance of $2,639,362 and $1,061,750 at December 31, 2006 and 2005, respectively, against its deferred tax assets. The net change in valuation allowance is due primarily to tax loss carryforwards created in the current year.
The Company has federal and state net operating loss carryforwards of $5,363,137. The federal net operating loss carryforwards begin to expire in 2027. The state net operating loss carryforwards begin to expire in 2012. These net operating losses may also be subject to limitation in future years under section 382 of the Internal Revenue Code. A determination as to this limitation, if any, will be made at a future date as the net operating losses are utilized.
16. SALES AND MARKETING AND FINANCING AGREEMENTS
E-Z-Go Sales and Marketing Agreement — In August 2000, ProLink, Inc. entered into a sales and marketing agreement with E-Z-Go. As part of the agreement, E-Z-Go arranged for system sales to a financing company who then leased the systems to golf courses. ProLink, Inc. and subsequently ProLink, received its cost plus a standard markup, with the remaining profit split between ProLink and E-Z-Go. ProLink also receives 50% of the Pay-for-Play revenue generated from the lease, after deductions for finance company debt service, administration fee, and maintenance. We receive 70% of the administration fee and E-Z-Go receives 30% of the fee. We provide maintenance and service for these courses and receive compensation for these services. The E-Z-Go agreement expired in 2005.
The Company has a past due receivable from E-Z-Go recorded at December 31, 2006 in connection with funds due the company for services rendered under Pay for Play agreements billed and administered by E-Z-Go. E-Z-Go disagrees with our calculation of the past due receivable amount and actually claims an amount due them. However, we believe that we have a strong position and will recover all amounts due.
Purchase of Assets from E-Z -GO — On June 1, 2005 ProLink purchased certain assets from E-Z-GO, a division of Textron, Inc. in exchange for cash and notes. ProLink purchased 2,945 ProLink video display units and roofs, 900 ProLink computer units, the assignment of 24 golf lease contracts in default at the time of the transaction and E-Z-GO’s residual interest in all systems that were leased under leases that matured prior to the date of the agreement or were in default as of March 25, 2005 and E-Z-GO’s residual interest in all systems that are leased under leases that mature without default in the future. The asset purchase was allocated $416,160 to inventory, $153,000 to service inventory, $1,889,571 to residual interests in leased GPS systems installed at golf courses and $1,143,723 to satisfy an obligation of ProLink, Inc, a predecessor company.

Under the terms of the agreement, ProLink agreed to pay to E-Z-GO $200,000 at the closing, $50,000 within 60 days of the closing and thereafter 36 consecutive monthly payments of $65,833.33 beginning June 15, 2005 and continuing on the 15th of each month thereafter. We paid the remaining amounts due under this agreement in June 2006 and received a prepayment discount of $929,577 in accordance with the terms of the agreement.
Financing Agreement — . The Company and E-Z-Go were parties to a financing arrangement with an independent third party, NC Golf (NCG), a division of National City Bank. This agreement expired as of December 31, 2005. Under the agreement, NCG obtained the right of first refusal to finance new sales. Prior to expiration, all NCG Pay for Play leases were placed in a pool. ProLink provided NCG a limited guarantee of the performance of the Pay for Play leases in the portfolio, which has now expired.
We and E-Z-GO have also agreed to remarket, on a best efforts basis, any course assets that do not meet minimum performance criteria. We will be compensated for any remarketing activity.
During the term of the lease, all Pay for Play revenue after payment of “debt service’’ and a monthly processing fee of $7,500 is deposited into an escrow account. “Debt Service’’ is defined as the amount needed to fully amortize to zero NCG’s purchase costs plus a rate of return, over the life of the lease. Funds will be released from escrow when the minimum reserve amount (less amounts paid by E-Z-Go or us) is accumulated in the escrow account. After payment of the service and administration cost, any remaining funds will be distributed 90% to us and 10% to NCG. If course assets are sold, any residual amount after payment of debt service (if any is owed) will be distributed under the same formula.
Certain service revenues associated with Pay for Play leases are administered under an arrangement with NCG. Under the terms of the program, the Pay for Play transactions are pooled and are subject to a maximum reserve of 10% of the leases entered into during the first twelve months of the agreement. Further, any revenues received from Pay for Play transactions in excess of the debt service amount is held in escrow, up to an amount equal to the maximum reserve.
17. SUBSEQUENT EVENTS
Acquisition of ScoreCast — On January 17, 2007, we acquired substantially all of the operating assets of ScoreCast, Inc., including the most widely used tournament scoring software in the golf industry, ScoreCast Golf Tournament Software, for $450,000 in cash plus warrants to purchase 150,000 shares of our common stock at an exercise price $1.60 per share.

Letter of Intent with Elumina — On January 18, 2007, we signed a non-binding letter of intent to acquire our largest distributor, European-based Elumina Iberica, and all of Elumina’s operating subsidiaries. The acquisition is subject to the signing of a definitive purchase agreement, audits for required reporting periods, completion of due diligence, and various regulatory and shareholder approvals
Repayment of Senior Secured Notes — As detailed in Note 11, on October 12, 2006, we closed on the sale of a series of Senior Secured Notes due April 11, 2007, in the aggregate amount of $4,500,000. In January 2007, we repaid these notes in full with accrued interest utilizing the proceeds of the placement of our Series C Convertible Preferred Stock.
Private Placement of Securities — In December 2006 and January 23, 2007, we entered into Securities Purchase Agreements, with certain investors, pursuant to which we agreed to sell to the Investors in a private offering an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. In addition, pursuant to a Registration Rights Agreement, dated as of January 8, 2007, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. We filed a registration statement covering these shares on February 9, 2007. All shares of our Series C Preferred Stock automatically convert into the number of shares of common stock into which such shares are then convertible without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to us immediately prior to the registration statement covering such shares of common stock being declared effective. Total shares issuable upon conversion is 8,450,802.
We are obligated to use our best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as soon as possible, but in any event no later than the earlier of (i) the 120th day following the closing (provided that if the SEC reviews and provides comments on the Registration Statement, then the date shall be the 150th day following the closing) or (ii) the fifth trading day following the date on which we are notified by the SEC that the Registration Statement will not be reviewed or is no longer subject to review and comments. We are required to use our best efforts to keep the Registration Statement effective under the Securities Act until the date when all registerable securities may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act.
In the event that the Registration Statement is not filed or declared effective when due, or after its effective date it ceases to be effective for more than 30 consecutive trading days, or an aggregate of 45 trading days in any twelve month period, prior to the expiration of its Effectiveness Period, then in addition to any rights available to the Investors under the Registration Rights Agreement or applicable laws, we are required to pay to each Investor an amount in cash equal to 1% of the aggregate purchase price paid by such Investor pursuant to the Purchase Agreement, on the date of such event and on each 30-day anniversary of such event until it is cured. Merriman Curhan Ford & Co. acted as the placement agent in connection with the December 31, 2006 offering but was not compensated with respect to the offering in January 2006. We paid $969,930 in fees associated with the offering.
We issued 34,000 shares of common stock to Barretto Pacific Corp. for investor relations services to be provided. These shares are currently held in escrow and will be release on May 1, 2007 if Barretto Pacific is retained for further periods as our investor relations firm.
As a result of option exercises, our share count increased by 2,598,183 during the first quarter in 2007.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 8A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, that our disclosure controls and procedures were not adequate or effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared. As a result of our audit process for the period covered by this report, we received a large number of potential adjusting journal entries which would indicate that we had a material weakness in our internal control structure and our disclosure controls. This weakness resulted primarily from inadequate technical accounting staff responsible for the accounting records during the period. These personnel have been replaced and our internal control and disclosure processes are being addressed to eliminate any other existing material weaknesses that may exist.
(b) Changes in Internal Controls. We have evaluated our internal control over financial reporting as of the end of our fourth fiscal quarter. Since that time, we have made the changes to our internal controls over financial reporting as described above and as identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year. We believe this will have a material affect improving the quality of our internal controls over financial reporting.
Item 8B. Other Information
None.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
The information required by this item and included under the captions “Meetings of the Board and Its Committees”, “Information Concerning Directors and Executive Officers”, “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” can be found in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held on June 4, 2007 (our “Proxy Statement”) and is incorporated herein by reference.
Item 10. Executive Compensation
The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.
Item 12. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.
Item 13. Exhibits
(a) Financial Statements and Schedules
The Consolidated Financial Statements of ProLink Holdings Corp. and subsidiary and the Independent Auditors’ Report are filed herein beginning on page 26 as set forth under Item 7 of this report.
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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 17th day of April, 2007.

PROLINK HOLDINGS CORP.
By:	/s/ Lawrence D. Bain
Lawrence D. Bain
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven D. Fisher Steven D. Fisher	Chairman of the Board	April 17, 2007

/s/ Lawrence D. Bain Lawrence D. Bain	Director, President and Chief Executive Officer	April 17, 2007

/s/ Michael S. Browne Michael S. Browne	Chief Financial Officer and Principal Accounting Officer	April 17, 2007

/s/ Jay Wolf Jay Wolf	Director	April 17, 2007

/s/ Robert Ellin Robert Ellin	Director	April 17, 2007

/s/ Barry I. Regenstein Barry I. Regenstein	Director	April 17, 2007

/s/ William D. Fugazy, Jr. William D. Fugazy, Jr.	Director	April 17, 2007

/s/ Andrew Wing Andrew Wing	Director	April 17, 2007

Exhibit
Number	Description
3.1	Certificate of Incorporation of United Health Management, Inc., as filed with the Secretary of State of the State of Delaware on March 7, 1996, and subsequently amended (21).

3.2	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware on January 20, 2006 and effective as of 12:01 a.m. on January 23, 2006 (1)

3.3	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 29, 2006 (19)

3.4	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock, filed with the Secretary of State of the State of the State of Delaware on January 3, 2007 (19)

3.5	By-laws of Prolink Holdings Corp.

4.1	Form of Common Stock certificate (21)

4.2	Form of Warrant for the Purchase of Shares of Common Stock issued by the Company (5)

4.3	Form of Senior Secured Note due April 11, 2007 (5)

4.4	Form of Warrant to Purchase Common Stock of the Company (6)

4.5	Form of Warrant to Purchase Common Stock of the Company (19)

4.6	Form of Warrant to Purchase Common Stock of the Company (20)

10.1	Settlement Agreement, dated October 26, 2006, 2006, by and among GPS Industries, Inc., ProLink Solutions LLC, Elumina Iberica S.A. and Elumina Iberica Limited (7)

10.2	Promissory Note dated June 30, 2006 (10)

10.3	Intellectual Property Security Agreement dated June 30, 2006 (10)

10.4	Waiver Agreement with Comerica Bank, dated August 11, 2006 (10)

10.5	Loan and Security Agreement with Comerica Bank dated June 30, 2006 (10)

10.6	Loan and Security Agreement by and among Comerica Bank, ProLink Holdings Corp. and ProLink Solutions LLC, dated October 23, 2006 (8)

10.7	Securities Purchase Agreement dated as of October 10, 2006 (5)

10.8	Security Agreement dated as of October 10, 2006 (5)

10.9	Security Agreement, dated as of February 23, 2006, by ProLink Solutions, LLC issued to David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust (17)

10.10	Purchase and Sale Agreement between Signal Systems Associates LLC (“SSA”), the entities described in Exhibit A attached thereto and ProLink Solutions, LLC (17)

Exhibit
Number	Description
10.11	Term Note, issued by ProLink Holdings Corp. and ProLink Solutions LLC, dated October 23, 2006 (8)

10.12	Revolving Promissory Note, issued by ProLink Holdings Corp. and ProLink Solutions LLC, dated October 23, 2006 (8)

10.13	Revolving Promissory Note, issued by ProLink Solutions LLC in favor of FOC Financial Limited Partnership, dated September 18, 2006 (9)

10.14	Revolving Promissory Note, in the Maximum Principal Amount of $1,000,000, Made by ProLink Solutions, LLC in favor of FOC Financial Limited Partnership, dated May 6, 2005 (3)

10.15	Commercial Promissory Note, dated February 23, 2006, by ProLink Solutions, LLC issued to David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust (17)

10.16	Letter Factoring Agreement between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and FOC Financial L.P., dated September 18, 2006 (9)

10.17	Letter Agreement, by and between ProLink Solutions, LLC and FOC Financial Limited Partnership, dated May 6, 2005, Regarding $1,000,000 Revolving Line of Credit (3)

10.18	Amended and Restated Exclusive Licensing and Distribution Agreement with Elumina Iberica, S.A., dated May 8, 2006 (11)

10.19	License Agreement, by and between ProLink/ParView, LLC and Optimal Golf Solutions, Inc., dated January 22, 2004 (3)

10.20	Exclusive Licensing and Distribution Agreement, by and between ProLink/ParView, LLC and Elumina Iberica SA, dated October 29, 2004 (3)

10.21	Subscription Agreement between the Company and Investors, dated March 31, 2006 (13)

10.22	Subscription Agreement between the Company and Purchasers, dated as of March 15, 2005 (14)

10.23	Subscription Agreement between Amalgamated Technologies and Investors, dated January 13, 2006 (15)

Exhibit
Number	Description
10.24	Subscription Agreement, dated as of December 30, 2005 between Amalgamated Technologies, Inc. and investors (16)

10.25	Contribution Agreement between Amalgamated Technologies, Inc. and ProLink Solutions, LLC, dated December 23, 2005 (3)

10.26	Severance Agreement and Consulting Agreement with Charles Sherman dated September 18, 2006 (9)

10.27	Compensation Agreement with Michael S. Browne, CPA (CFO) dated July 18, 2006** (8)

10.28	Consulting Agreement with Mr. Andrew L. Wing, the Company’s director, dated July 10, 2006** (4)

10.29	Management Agreement, by and between ProLink/ParView, LLC and FOC Financial Limited Partnership, dated January 23, 2004 (3)

10.30	Amendment 1 to Management Agreement, by and between ProLink/ParView, LLC and FOC Financial Limited Partnership, dated January 23, 2004 (3)

10.31	Amendment 2 to Management Agreement, by and between ProLink/ParView, LLC and FOC Financial Limited Partnership, dated January 23, 2004 (3)

10.32	Amendment 3 to Management Agreement, by and between ProLink/ParView, LLC and FOC Financial Limited Partnership, dated January 23, 2004 (3)

10.33	Amended and Restated Sales and Marketing Agreement, by and between ProLink, Inc. and Textron Inc., dated April 2002 (3)

10.34	Offer Letter of Employment by ProLink Solutions, LLC, to Barry Sullivan, dated May 20, 2005** (3)

10.35	Offer Letter of Employment by ProLink Solutions, LLC, to Danny Lam, dated August 22, 2005** (3)

10.36	Offer Letter of Employment by ProLink Solutions, LLC, to Dave Gomez, dated September 6, 2005** (3)

10.37	Offer Letter of Employment by ProLink Solutions, LLC, to Chuck Sherman, dated April 1, 2005** (3)

10.38	Amalgamated Technologies, Inc. 2005 Employee, Director and Consultant Stock Plan** (3)(12)

10.39	Form of Amalgamated Technologies, Inc. Non-Qualified Stock Option Agreement** (3)

10.40	Securities Purchase Agreement dated as of December 31, 2006 (19)

10.41	Securities Purchase Agreement dated as of January 23, 2007 (20)

10.42	Registration Rights Agreement dated as of January 8, 2007 (19)

10.43	Registration Rights Agreement dated as of January 23, 2007 (20)

10.44	ProLink Holdings Corp. 2006 Employee, Director and Consultant Stock Plan (18)

10.45	Non-Qualified Stock Option Agreement (18)

23.1	Consent of Hein & Associates LLP, independent auditors.

23.2	Consent of Semple, Marchal & Cooper, LLP, independent auditors.

31.1	Certificate of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

**	Denotes a management contract or compensatory plan or arrangement.
(1) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006, which exhibit is hereby incorporated herein by reference.
(2) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004, which exhibit is hereby incorporated herein by reference.
(3) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005, which exhibit is hereby incorporated herein by reference.
(4) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006, which exhibit is hereby incorporated herein by reference.
(5) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2006, which exhibit is hereby incorporated herein by reference.
(6) Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006, which exhibit is hereby incorporated herein by reference.
(7) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006, which exhibit is hereby incorporated herein by reference.
(8) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2006, which exhibit is hereby incorporated herein by reference.
(9) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2006, which exhibit is hereby incorporated herein by reference.
(10) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB/A filed with the Securities and Exchange Commission on August 15, 2006, which exhibit is hereby incorporated herein by reference.
(11) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2006, which exhibit is hereby incorporated herein by reference.
(12) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2006, which exhibit is hereby incorporated herein by reference.
(13) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 04, 2006, which exhibit is hereby incorporated herein by reference.
(14) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2005, which exhibit is hereby incorporated herein by reference.
(15) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006, which exhibit is hereby incorporated herein by reference.
(16) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 06, 2006, which exhibit is hereby incorporated herein by reference.
(17) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 01, 2006, which exhibit is hereby incorporated herein by reference.
(18) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2006, which exhibit is hereby incorporated herein by reference.
(19) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2007, which exhibit is hereby incorporated herein by reference.
(20) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007, which exhibit is hereby incorporated herein by reference.
(21) Previously filed as an exhibit to the Company’s 10SB12G filed with the Securities and Exchange Commission on October 30, 1998, which exhibit is hereby incorporated herein by reference.