Form 10QSB/A
period 2006-04-01
ProLink Holdings Corp.
filed 2007-04-18
CIK 1072816

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

Explanatory Note
     This Amendment No. 1 to Form 10-QSB is being filed to amend the ProLink Holdings Corp. (the “Company”) Quarterly Report on Form 10-QSB for the quarter ended April 1, 2006 (the “Original Filing”) to revise Part II, Item 6. This Form 10-QSB/A only amends and restates such sections of the Original Filing, in each case, solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended hereby.
     This Quarterly Report on Form 10-QSB/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the Exhibits to the Original Filing), affected by subsequent events. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on May 15, 2006. The following items have been amended:
Item 6. Exhibits and reports on Form 8-K
     ProLink filed the following Current Reports on Form 8-K during the first quarter of 2006:
     May 5, 2006 — Announcing the employment of Mr. William Fugazy, Jr.
     April 25, 2006, as amended — Announcing the engagement of Semple & Cooper LLP as the Company’s independent auditors for the fiscal year ended December 31, 2006.
     April 4, 2006 — Announcing the sale of $500,000 of the Company’s common stock in a private placement.
     March 1, 2006, as amended — Announcing the purchase of substantially all of the assets of ParView, Inc. from the Chapter 7 Bankruptcy Trustee for that entity and the engagement of Hein & Associates, LLP.
     January 26, 2006 — Announcing the amendment of the Company’s Certificate of Incorporation to change the Company’s name to ProLink Holdings Corp.
     January 18, 2006 — Announcing the sale of $500,000 of the Company’s common stock in a private placement.
     January 6, 2006 — Announcing the sale of $3,500,000 of the Company’s common stock in a private placement.

Exhibit
Number	Title of Document	Notes

10.1	Amended and Restated Exclusive Licensing and Distribution Agreement dated as of May 8, 2006.	†

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

†	We have requested confidential treatment of certain provisions contained in this exhibit. The confidential portion has been so omitted in the copy filed as an exhibit and has been filed separately with the Securities Exchange Commission.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 18th day of April, 2007.

PROLINK HOLDINGS CORP.
By	/s/ Lawrence D. Bain
Lawrence D. Bain
President and Chief Executive Officer