Form 10KSB/A
period 2006-12-31
ProLink Holdings Corp.
filed 2007-04-30
CIK 1072816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Amendment No. 1)
FORM 10-KSB/A
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________.
Commission File Number: 0-25092
PROLINK HOLDINGS CORP.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-0280392 (IRS Employer Identification No.)

410 S. Benson Ln., Chandler, Arizona (Address of principal executive offices)	85224 (Zip Code)
Issuer’s telephone number: (480) 961-8800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered N/A
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common stock was sold on April 20, 2007, was $31,941,039.
The number of outstanding shares of the issuer’s common stock on April 20, 2007 was 37,559,881.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PROLINK HOLDINGS CORP. AND SUBSIDIARY
EXPLANATORY NOTE
This Amendment No. 1 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006 is being filed in order to include the information required under Items 9, 10, 11, 12 and 14 of Part III hereof and contains only those Items. For the full document, please refer to the Form 10-KSB previously filed in addition to this Form 10-KSB/A.

PROLINK HOLDINGS CORP. AND SUBSIDIARY
AMENDMENT TO FORM 10-KSB ANNUAL REPORT
Year Ended December 31, 2006

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Director Independence; Compliance with Section 16(a) of the Exchange Act
The Board of Directors
Set forth below are the names of our directors, their ages, their offices in ProLink, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships, if any.

Name	Age	Position

William D. Fugazy, Jr.	55	Vice Chairman — Corporate Development & Director

Steven D. Fisher	58	Chairman & Director

Lawrence D. Bain	56	President, Chief Executive Officer & Director

Robert Ellin	40	Director

Barry I. Regenstein	49	Director

Jay Wolf	33	Director

Andrew L. Wing	51	Director
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
Robert Ellin has been a member of the Board of Directors since 2004 and served as the President and Chief Financial Officer from 2004 until the acquisition of ProLink. Mr. Ellin is the co-founder of Trinad Capital, L.P., a hedge fund dedicated to investing in micro-cap companies. Prior to founding Trinad, he founded and became President of Atlantis Equities Inc., a private investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public companies as well as select private company investments. Mr. Ellin frequently plays an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies, Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and was the Manager of Retail Operations at Lombard Securities. Mr. Ellin currently sits on the board of Shells Seafood Restaurants (OTC:SHLLS), Command Security Corporation (OTC:CMMD.OB), Mediavest, Inc. and U.S. Wireless Data Inc. (OTC:USWI). Mr. Ellin received a Bachelor of Arts from Pace University.
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
Andrew L.Wing has been a member of the Board of Directors since July 10, 2006. Mr. Wing is a Consultant and Senior Advisor in the Media & Entertainment space, with over 30 years of diversified business experience. Previously, Mr. Wing was President and Chief Executive Officer of VNU’s Nielsen Entertainment, stepping down in March 2006. He was also a member of the VNU Media Measurement Executive Board during this tenure. Prior to being acquired by VNU, Mr. Wing had been Managing Director, Global Entertainment for ACNielsen. Before joining the Nielsens’, Mr. Wing spent twelve years at American Express in key general management, marketing, finance and business development roles. Mr. Wing began his career as an auditor at Deloitte Haskins & Sells, CPAs and proceeded to spend five years at Avon Products before joining Amex. Mr. Wing holds an MBA in Marketing and Finance from New York’s Hofstra University.

Independence. Mr. Regenstein and Mr. Wing satisfy the current independence standards promulgated by the Securities and Exchange Commission. None of the remaining members of our board of directors are independent.
Audit Committee. Our Audit Committee currently has three members, Steven D. Fisher (Chairman), Barry I. Regenstein and Jay Wolf. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. Mr. Regenstein satisfies the current independence standards promulgated by the Securities and Exchange Commission. We are also in the process of selecting new candidates for the Board of Directors that will meet the requirements of such standards. We expect to complete this process by the end of the year. The Board has determined that Mr. Regenstein is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-B.
Nominating Committee. We are not a listed company and there is no legal requirement that it have a nominating committee. We do not have a formal policy in regard to nominations, but the board of directors would consider any person as a nominee whose name is submitted in writing at its corporate address at least 120 days before a meeting at which directors are to be elected.
Compensation Committee. We have a Compensation Committee consisting of Messrs. Fischer, Wolf and Wing. We do not have a written charter for the Compensation Committee. We also do not have a standard or individual compensation package for any of our directors or for our director-nominees.
Executive Officers
The following table sets forth certain information regarding our executive officers who are not also directors.

Name	Age	Position
Danny Lam	47	President — ProLink Finance
Michael S. Browne, CPA	44	Chief Financial Officer
Chris Wightman	43	President — ProLink Media
Dave M. Gomez	42	Vice President, General Counsel and Corporate Secretary
Danny Lam was appointed as President — Finance in connection with the acquisition of ProLink on December 23, 2005. Mr. Lam joined ProLink in September 2005 when he was named President of ProLink Capital (ProLink’s trade name for it’s equipment financing activities) in December 2005. Mr. Lam has nearly thirty years of experience in the commercial lending industry. Mr. Lam’s past experience includes President and Chief Executive Officer of Bell Atlantic Capital Corporation, the multi billion dollar financial services subsidiary of Bell Atlantic (Verizon); Senior Vice President of AT&T Small Business Lending Corp., one of the nations largest small business lenders, and President and General Manager of American Express Business Finance Corporation, a subsidiary of American Express Corporation that provided commercial working capital and term loans. Mr. Lam received a Bachelor of Arts degree from Pace University.
Michael S. Browne has been our Chief Financial Officer since July, 2006. Prior to joining ProLink, Mr. Browne was the Chief Financial Officer since March, 2005 of EaglePicher Commercial Power, Inc., an international provider of premier innovative power solutions to the commercial marketplace. Mr. Browne was instrumental in EaglePicher’s efforts to emerge from Chapter 11 bankruptcy, which occurred during the first half of 2006. Mr. Browne also previously served as President of Eagle Picher Horizon Batteries, Inc., an international joint venture. Prior to such time, Mr. Browne spent almost four years as Chief Financial Officer of Leica Microsystems Semiconductor, an international capital equipment manufacturer. Prior experiences to that include more than two years as Division Chief Financial Officer, Global Internet and Software Solutions Division, for Xerox Corporation, and auditing duties for both Deloitte & Touche and BDO/Seidman.
Christopher P. Wightman was appointed President of Prolink Media and to our Board of Directors on December 18, 2007. Before joining ProLink, Mr. Wightman was Publisher of Golf Magazine, a Time Inc. publication. Prior to Golf Magazine, he spent time at Viacom, working for MTV Networks, and also worked for Golf Digest for several years. Mr. Wightman is a graduate of The Pennsylvania State University, earning a B.A. in Journalism in 1985.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except that three reports, covering three transactions, were filed late on each by Danny Lam, Christopher Wightman and Michael Browne.
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
Code of Conduct and Ethics
We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the code of conduct and ethics is posted on our website at www.goprolink.com and is filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Item 10. Executive Compensation
Summary Compensation Table
The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2005 and December 31, 2006 to (1) our Chief Executive Officer and (2) our two most highly compensated executive officers, other than our Chief Executive Officer, who earned more than $100,000 during the fiscal year ended December 31, 2006. The table includes additional executives who would have been among the two most highly compensated executive officers, other than our Chief Executive Officer, except for the fact that they were not serving as executive officers of the Company as of the end of December 31, 2006.

						Non-Equity	Nonqualified
				Option		Incentive Plan	Deferred	All Other
		Salary	Bonus	Awards		Compensation	Compensation	Compensation
Name and Principal Position	Year	($)	($)	($)		Earnings ($)	Earnings ($)	($)	Total ($)
Lawrence D. Bain*(1), Chief Executive Officer	2005	221,635	50,000	4,239,667	(6)	—	—	—	4,511,302
	2006	325,000	146,000	—		—	—	—	471,000
Charles “Chuck” Sherman*(2), Former Chief Operating Officer	2005	215,583	—	1,998,547	(6)				2,214,130
	2006	189,692	64,010	—		—	—	—	253,702
Danny Lam*(3),	2005	45,577	—	—		—	—	—	45,577
President — Finance	2006	150,000	50,000	1,458,170	(6)	—	—	—	1,658,170
Barry A. Sullivan*(4),	2005	74,846	—	325,872	(6)				404,718
Former Chief Financial Officer	2006	107,308	14,731	—		—	—	—	122,039
Dave M. Gomez*(5),	2005	33,173	—	184,603	(6)	—	—	—	217,776
Vice President, General Counsel & Secretary	2006	130,385	34,504	—		—	—	—	164,889

*	For the periods prior to December 23, 2005, the amounts indicated for these persons were paid by ProLink while it was a privately held company.

(1)
Mr. Bain was named Chief Executive Officer in connection with the acquisition of Prolink. Mr. Bain served in the same capacity with ProLink since January 1, 2005. For fiscal 2005 Mr. Bain’s annual salary was $175,000 and for fiscal 2006 his annual salary was $325,000.

(2)
Mr. Sherman was named Chief Operating Officer in connection with the acquisition of ProLink. He served in the same capacity with ProLink since April 2005. The amounts reflected in salary for 2005 partially reflect consulting fees paid to Mr. Sherman prior to that time. Mr. Sherman’s annualized salary for 2005 was $210,000 and for 2006 was $250,000. Mr. Sherman left our employment on September 18, 2006 and now serves as a consultant to provide transition services as required.

(3)
Mr. Lam joined ProLink in September 2005 when he was named President of ProLink Capital (ProLink’s trade name for its equipment financing activities). Mr. Lam’s annualized salary for 2005 and 2006 was $150,000.

(4)
Mr. Sullivan was named Chief Financial Officer in connection with the acquisition of ProLink. He served in the same capacity at ProLink since June 2005. Mr. Sullivan’s annualized salary for 2005 and 2006 was $140,000. Mr. Sullivan left our employment on October 10, 2006.

(5)
Mr. Gomez was named Vice President, General Counsel and Corporate Secretary in connection with the acquisition of ProLink. He served in the same capacity at ProLink since September 2005. Mr. Gomez’s annualized salary for 2005 was $115,000 and $140,000 in 2006.

(6)
We valued the options for FAS 123R purposes utilizing the Black-Scholes method. The assumptions made for utilizing the Black-Scholes method were a volatility equal to 60% and a discount rate equal to 4.58%. The same assumptions were used for valuing our options granted pursuant to FAS 123R in our financial statements.

Outstanding Equity Awards At Fiscal Year-End
The following table shows stock option awards outstanding on the last day of the fiscal year ended December 31, 2006 for each of the executive officers named in the Summary Compensation Table.

	Number			Equity Incentive
	of		Number of	Plan Awards:
	Securities		Securities	Number of
	Underlying		Underlying	Securities
	Unexercised		Unexercised	Underlying
	Options		Options	Unexercised	Option
	(#)		(#)	Unearned Options	Exercise Price	Option
Name	Exercisable		Unexercisable	(#)	($)	Expiration Date
Lawrence D. Bain	2,242,234	(1)	0	0	0.08	12/23/2015
	1,237,305	(1)	0	0	1.55	12/30/2015
Charles “Chuck” Sherman	1,096,121	(1)	0	0	0.08	12/23/2015
	518,653	(1)	0	0	1.55	12/30/2015
Danny Lam	450,000	(2)	0	0	1.5	12/19/2016
	0		1,250,000 (2)	0	1.4	12/19/2016
Barry A. Sullivan	75,000	(1)	0	0	0.08	12/23/2015
	255,740	(1)	0	0	1.55	12/30/2015
Dave M. Gomez	25,000	(1)	0	0	0.08	12/23/2015
	173,731	(1)	0	0	1.55	12/30/2015

(1)
The options were granted pursuant to our 2005 Employee, Director and Consultant Stock Plan. The options are non-qualified stock options and are fully vested. The options have a cashless exercise provision.

(2)
The options were granted pursuant to our 2006 Employee, Director and Consultant Stock Plan. The options are non-qualified stock options and are fully vested. The options have a cashless exercise provision.

(3)
The options were granted pursuant to our 2006 Employee, Director and Consultant Stock Plan. The options are non-qualified stock options and vest in three equal installments on December 19, 2007, 2008 and 2009. The options have a cashless exercise provision.

DIRECTOR COMPENSATION
The following table sets forth information concerning the compensation of our directors for our fiscal year ended December 31, 2006:

	Fee
	Earned		Non-Equity	Nonqualified
	or Paid	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Compensation	Compensation	Compensation
Name	($)	($)	Earnings ($)	Earnings ($)	($)	Total ($)

Robert Ellin	0	0	0	0	0	0

Steven D. Fisher	0	0	0	0	0	0

Willaim D. Fugazy, Jr.	0	0	0	0	0	0

Barry I. Regenstein	2,500	0	0	0	179,774	182,274	(1)

Andrew Wing	2,500	0	0	0	191,564	194,064	(1)

Jay Wolf	0	0	0	0	0	0

(1)
This represents warrants granted to purchase 200,000 shares of our common stock. We valued the warrants for FAS 123R purposes utilizing the Black-Scholes method. The assumptions made for utilizing the Black-Scholes method were a volatility equal to 60% and a discount rate equal to 4.58%. The same assumptions were used for valuing our options granted pursuant to FAS 123R in our financial statements.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements
We do not currently have any employment agreements or change of control agreements with any of our officers. If any such agreements are entered into, we will make the required public filings.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 20, 2007 for (a) the executive officers named in the Summary Compensation Table in Executive Compensation Section, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of any class of our voting stock. Our common stock, par value $0.0001 per share, and our Series C Convertible Preferred Stock, par value $0.001 per share, have the right to vote. Holders of our common stock are entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to the Delaware General Corporation Law. As of April 24, 2007, holders of our Series C Convertible Preferred Stock are entitled to 7,400 votes per share on all matters as to which stockholders may be entitled to vote pursuant to the Delaware General Corporation Law. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 20, 2007 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 37,559,881 shares of common stock outstanding on April 20, 2007 and 1,142 shares of Series C Convertible Preferred Stock outstanding on April 20, 2007.

			Series C Convertible
	Common Shares		Preferred Shares
		Percent of	Number	Percent of Series
	Number	Common Shares	Beneficially	C Shares
Name and Address**	Beneficially Owned	Outstanding	Owned	Outstanding

Trinad Capital Master Fund, Ltd. (1)	6,885,437	18.2%	0	*

Robert Ellin (1)	6,885,437	18.2%	0	*

Jay Wolf (1)	6,885,437	18.2%	0	*

Barry I. Regenstein (2)	100,000	*	0	*

William D. Fugazy, Jr. (3)	1,917,520	4.9%	0	*

Steven D. Fisher (4)	7,987,341	20.2%	0	*

Lawrence D. Bain (5)	3,646,149	9.2%	0	*

Charles “Chuck” Sherman (6)	1,546,061	4.1%	0	*

Barry A. Sullivan	70,775	*	0	*

Dave M. Gomez (7)	198,731	*	0	*

Danny Lam (8)	521,314	1.4%	0	*

Christopher Wightman (9)	0	*	0	*

Andrew Wing (10)	0	*	0	*

Pequot Scout Fund, LP (11)	407,000	1.1%	110	9.6%

Pequot Mariner Master Fund, LP (12)	333,000	*	90	7.9%

Ashford Capital Partners, LP (13)	925,001	2.4%	250	21.2%

LBI Group, Inc. (14)	370,000	*	100	8.8%

Eclectic Investment Partners, LP (15)	222,000	*	60	5.3%

Lewis Opportunity Fund, LP (16)	427,000	1.1%	115	10.1%

David Smith (17)	370,000	*	100	8.8%

All directors and current executive officers as a group (10 persons) c/o ProLink	22,873,328	51.1%	0	0

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

**	Addresses are given for beneficial owners of more than 5% of the outstanding common stock or Series C Convertible Preferred Stock only.

(1)
Consists of 6,642,421 shares of common stock held by Trinad Capital Master Fund, Ltd. and 243,216 shares of common stock underlying currently exercisable warrants. Mr. Ellin is a managing member of Trinad Advisors GP, LLC that is the general partner of a principal stockholder of the Fund and a managing member of Trinad Management, LLC. Mr. Ellin disclaims beneficial ownership of the shares of common stock held by Trinad Capital Master Fund, Ltd and Trinad Management, LLC, except to the extent of his pecuniary interest. Mr. Wolf is also affiliated with these entities and disclaims beneficial ownership of these securities, except to the extent of his pecuniary interests. The address for each of Mr. Ellin and Mr. Wolf is in care of Trinad Capital Master Fund, Ltd., 2121 Avenue of the Stars, Ste, 165, Los Angeles, CA 90067.

(2)
Represents 100,000 shares of common stock underlying currently exercisable warrants. Does not include 200,000 shares of common stock underlying warrants not exercisable within 60 days of April 20, 2007. The address for Mr. Regenstein is in care of ProLink Holdings Corp., 410 South Benson Ln., Chandler, AZ 85224.

(3)	Includes 1,664,579 shares of common stock underlying currently exercisable options. The address for Mr. Fugazy is in care of Prolink Holdings Corp., 410 South Benson Ln., Chandler, AZ 85224.

(4)
Includes 1,931,503 shares of common stock underlying currently outstanding warrants. The securities indicated are held directly by Mr. Fisher and indirectly through the Fisher Family Trust and Sheryl L. Whiteman Trust for both of which he serves as a trustee, and Seaside Retreat LLC of which he is the managing member and FOC Financial LP of which he is the General Partner. Mr. Fisher disclaims beneficial ownership of these securities except to the extent of his pecuniary interest. The address for Mr. Fisher is in care of ProLink Holdings Corp., 410 South Benson Ln., Chandler, AZ 85224.

(5)	Includes 1,893,208 shares of common stock underlying currently exercisable options. The address for Mr. Bain is in care of ProLink Holdings Corp., 410 South Benson Ln., Chandler, AZ 85224.

(6)	Includes 518,653 shares of common stock underlying currently exercisable options.

(7)	Represents 198,731 shares of common stock underlying currently exercisable options.

(8)
Includes 30,402 shares of common stock underlying currently exercisable warrants and 450,000 shares of common stock underlying currently exercisable options. Does not include 1,250,000 shares of common stock underlying options not exercisable within 60 days of April 20, 2007.

(9)	Does not include 750,000 shares of common stock underlying options not exercisable within 60 days of April 20, 2007.

(10)	Does not include 200,000 shares of common stock underlying warrants not exercisable within 60 days of April 20, 2007.

(11)
Includes 407,000 shares of common stock underlying currently exercisable warrants. Does not include 814,000 shares of common stock issuable upon conversion of the Series C Preferred. The address for Pequot Scout Fund, L.P. is 153 E. 53rd Street, 35th Floor, New York, NY 10022.

(12)
Includes 333,000 shares of common stock underlying currently exercisable warrants. Does not include 666,000 shares of common stock issuable upon conversion of the Series C Preferred. The address for Pequot Mariner Master Fund, L.P. is 153 E. 53rd Street, 35th Floor, New York, NY 10022.

(13)
Includes 925,001 shares of common stock underlying currently exercisable warrants. Does not include 1,850,000 shares of common stock issuable upon conversion of the Series C Preferred. The address for Ashford Capital Partners, L.P. is One Walkers Mill Road, Wilmington, DE 19807.

(14)
Includes 370,000 shares of common stock underlying currently exercisable warrants. Does not include 740,000 shares of common stock issuable upon conversion of the Series C Preferred. The address for LB I Group Inc. is 745 Seventh Ave., New York, NY 10019.

(15)
Includes 222,000 shares of common stock underlying currently exercisable warrants. Does not include 444,000 shares of common stock issuable upon conversion of the Series C Preferred. The address for Eclectic Investment Partners LP is 1365 Brightwaters Blvd NE, Saint Petersburg, FL 33704.

(16)
Includes 427,000 shares of common stock underlying currently exercisable warrants. Does not include 851,000 shares of common stock issuable upon conversion of the Series C Preferred. The address for Lewis Opportunity Fund is 45 Rockefeller Plaza, Suite 2570, New York, NY 10111,

(17)
Includes 370,000 shares of common stock underlying currently exercisable warrants. Does not include 740,000 shares of common stock issuable upon conversion of the Series C Preferred. The address for Mr. Smith is c/o Coast Asset Management, LLC, 2450 Colorado Ave., Suite 100E, Santa Monica, CA 90404.

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

Number of
securities
remaining
available for
	Number of	Weighted-	future
	securities to	average	issuance under
	be issued	exercise	equity
	upon exercise	price of	compensation
	of outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants, and	warrants	reflected
	rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,702,347	$0.79	297,653
Equity compensation plans not approved by security holders	2,450,000	$1.42	2,550,000

Total	12,152,347	$0.92	2,847,653

Summary Description of Our Non-Stockholder Approved Equity Compensation Plans
2006 Employee, Director and Consultant Stock Plan
Our 2006 Employee, Director and Consultant Stock Plan was adopted by our board of directors on November 27, 2006 and expires on November 26, 2016. The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted and unrestricted stock awards and other stock-based awards to employees, directors and certain consultants. 5,000,000 shares of our common stock have been reserved for issuance under the Plan.
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

Item 12. Certain Relationships and Related Transactions, and Director Independence
The following is a description of transactions that were entered into with our executive officers, Directors or 5% stockholders during the past two years. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third party. All future related transactions will be approved by our audit committee or the full Board of Directors.
On September 18, 2006, the Company entered into a Severance Agreement and a Consulting Agreement with the Company’s former Chief Operating Officer, Charles “Chuck” Sherman. The terms of the Severance Agreement call for the Company to provide Mr. Sherman with a telephone and computer through the length of the below described Consulting Agreement. Mr. Sherman also provided the Company with standard non-competition and non-solicitation agreements. Additionally, the parties each provide the other with standard releases. The Consulting Agreement provides for a monthly fee of $20,833.33 for the months of September through December 2006. In 2007, Mr. Sherman will receive a $1,000 retainer and $150 per hour for services rendered. Mr. Sherman will provide transition services to the Company as required throughout the term of the Consulting Agreement.
On September 18, 2006, ProLink entered into a Letter Factoring Agreement with FOC Financial L.P. (“FOC”). Steven D. Fisher, one of the Company’s directors, is the General Partner of FOC. Pursuant to the Letter Factoring Agreement, FOC in its sole discretion, may make advances to ProLink from time to time in an amount not to exceed $750,000 collateralized with golf course management systems sold to golf courses. Advances may be borrowed, repaid, and reborrowed on a revolving basis through November 15, 2006. Upon certification by ProLink that it has executed lease documents, approved credit with a lease financing source and has shipped a system to a course, FOC will advance 90% of the gross proceeds of such sale less a .5% origination fee. If any system funded pursuant to the Letter Factoring Agreement is rejected or returned, ProLink has agreed to provide priority remarketing for that system. The Loan is evidenced by a Revolving Promissory Note. Further, in order to induce FOC to enter into this Letter Factoring Agreement, the Company agreed to issue a warrant to purchase 250,000 shares of the Company’s common stock to FOC at an exercise price of $1.60 per share with a term of 10 years. During the nine months ended September 30, 2006, we borrowed and repaid an aggregate of $376,294 under this agreement. In connection with these borrowings, we paid fees of $1,886 to FOC. The line expired on November 15, 2006 and all amounts have been repaid.
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

Item 13. Exhibits

Exhibit Number	Title of Document	Notes
14.1	Code of Conduct	*
31.1	Section 302 Certification of Chief Executive Officer	*
31.2	Section 302 Certification of Chief Financial Officer	*
32.1	Section 906 Certifications	*

*	Filed herewith
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional audit services rendered by Semple, Marchal & Cooper, LLP and Hein & Associates LLP for the audit of our annual financial statements for the years ended December 31, 2006, and December 31, 2005, respectively, and fees billed for other services rendered by such firms during those periods.

	2006	2005
Audit fees:(1)	$106,330	$190,846
Audit related fees:	$0	$0
Tax fees:(2)	$0	$0
All other fees:	$0	$0

Total	$106,330	$190,846

(1)	Audit fees consisted of audit work performed in the preparation of audited financial statements of Prolink Solutions LLC and Prolink Holdings.

(2)	Tax fees consist principally of assistance with matters related to tax compliance and reporting.
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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 30th day of April, 2007.

PROLINK HOLDINGS CORP.
By	/s/ Lawrence D. Bain
Lawrence D. Bain
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven D. Fisher Steven D. Fisher	Chairman of the Board	April 30, 2007
/s/ Lawrence D. Bain Lawrence D. Bain	Director, President and Chief Executive Officer	April 30, 2007
/s/ Michael S. Browne Michael S. Browne	Chief Financial Officer Principal Accounting Officer	April 30, 2007
/s/ Jay Wolf Jay Wolf	Director	April 30, 2007
/s/ Robert Ellin Robert Ellin	Director	April 30, 2007
/s/ Barry I. Regenstein Barry I. Regenstein	Director	April 30, 2007
/s/ William D. Fugazy, Jr. William D. Fugazy, Jr.	Director	April 30, 2007
/s/ Andrew Wing Andrew Wing	Director	April 30, 2007

EXHIBIT INDEX

Exhibit Number	Title of Document
14.1	Code of Conduct
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certifications