Form 10QSB
period 2007-03-31
ProLink Holdings Corp.
filed 2007-05-15
CIK 1072816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-25092
ProLink Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	30-0280392
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 South Benson Ln., Chandler, AZ	85224
(Address of principal executive offices)	(Zip Code)
(480) 961-8800
(Registrant’s telephone number, including area code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 15, 2007

Common Stock, $.0001 par value per share	37,653,099
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PROLINK HOLDINGS CORP

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ProLink Holdings Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,337,714	$2,448,354
Accounts receivable, net of an allowance for doubtful accounts of $690,333 and $628,660	6,233,931	2,701,343
Inventories, net of an allowance of $365,350 and $410,055	2,431,573	2,364,236
Prepaid expenses and other current assets	342,720	559,562

TOTAL CURRENT ASSETS	10,345,938	8,073,495

PROPERTY AND EQUIPMENT, net	969,755	855,383
INTANGIBLE ASSETS, net of accumulated amortization of $815,631 and $726,465	2,424,606	2,308,239
INTEREST IN RESIDUAL LEASE EQUIPMENT	4,425,787	4,404,366
DEPOSITS AND OTHER ASSETS	994,399	960,078
GOODWILL	205,533	—

TOTAL ASSETS	$19,366,018	$16,601,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and short-term financing	$1,549,717	$5,485,188
Accounts payable	3,652,261	4,586,311
Accrued liabilities	1,622,533	1,914,662
Deferred revenue	107,626	316,276

TOTAL CURRENT LIABILITIES	6,932,137	12,302,437

LONG-TERM DEBT, net of current maturities	3,202,352	3,708,805

TOTAL LIABILITIES	10,134,489	16,011,242

COMMITMENTS AND CONTINGENCIES

MEZZANINE FINANCING (1,142 Shares of Series C Convertible Preferred Stock)	7,920,013	—

STOCKHOLDERS’ EQUITY:
Common stock, par value $.0001, 200,000,000 shares authorized; 37,606,225 and 34,927,781 issued and outstanding at March 31, 2007 and December 31, 2006	3,761	3,493
Additional paid-in capital	22,818,769	16,323,377
Accumulated deficit	(21,511,014)	(15,736,551)

TOTAL STOCKHOLDERS’ EQUITY	1,311,516	590,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,366,018	$16,601,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

ProLink Holdings Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,	April 1,
	2007	2006
REVENUES:
System sales	$5,160,020	$4,514,883
Service	530,877	430,486
Net financing revenue	1,042,786	808,913

Total revenue	6,733,683	5,754,282

COST OF REVENUES:
System sales	2,869,413	2,761,727
Service	1,011,675	979,724

Total cost	3,881,088	3,741,451

Gross margin	2,852,595	2,012,831

OPERATING EXPENSES:
Sales and marketing	1,536,554	585,370
Partner management and customer support	483,695	235,118
Research and development	273,843	187,121
General and administrative	1,976,007	1,117,019

Total operating expenses	4,270,099	2,124,628

Loss from operations	(1,417,504)	(111,797)

OTHER INCOME (EXPENSE):
Investment income	22,097	15,343
Interest expense	(479,904)	(83,454)
Loss on disposal of assets	—	(16,298)
Gain on reduction of reserves, net	—	530,000
Other income (expense), net	1,349	(3,855)

Total other income (expense)	(456,458)	441,736

Net income (loss)	(1,873,962)	329,939
Dividends on Series C Preferred Shares	(3,900,501)	—

Net income (loss) attributable to common shareholders	$(5,774,463)	$329,939

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	36,749,626	34,937,780
DILUTED	36,749,626	40,370,488

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS PER SHARE:
BASIC	($0.16)	$0.01
DILUTED	($0.16)	$0.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

ProLink Holdings Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance at December 31, 2006	34,927,781	$3,493	$16,323,377	($15,736,551)	$590,319

Issuance of warrants with Series C Preferred Stock	—	—	2,300,290	—	2,300,290

Exercises of options and warrants	2,644,444	265	(265)	—	—

Stock-based compensation	34,000	3	336,457	—	336,460

Warrant issued for acquisition of Scorecast	—	—	81,916	—	81,916

Dividends on Series C Preferred Shares	—	—	3,776,994	(3,900,501)	(123,507)

Net loss	—	—	—	(1,873,962)	(1,873,962)

Balance at March 31, 2007	37,606,225	$3,761	$22,818,769	($21,511,014)	$1,311,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

ProLink Holdings Corp.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2007	April 1, 2006

Net income (loss)	$(1,873,962)	$329,939
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	170,367	138,399
Stock-based compensation	284,780	31,654
Loss on disposal of equipment	—	16,298
Residual value of leases	(21,421)	—
Provision for uncollectible receivables	61,673	15,403
Provision for obsolete and slow moving inventory	(44,705)	—
Accretion of discount on notes payable	375,606	—
Gain on reduction of reserves	—	(530,000)
Changes in working capital components:
Accounts receivable	(3,594,261)	(2,472,578)
Inventories	(22,632)	(126,113)
Prepaid expenses and other assets	(36,522)	(11,068)
Accounts payable	(934,050)	832,597
Accrued liabilities	(415,636)	(1,015,366)
Deferred revenue	(208,650)	(146,525)

Net cash used in operating activities	(6,259,413)	(2,937,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(95,573)	(65,798)
Purchase of Scorecast	(429,150)	—
Asset acquisition	—	(1,600,000)
Proceeds from the sale of fixed assets	—	13,464

Net cash used in investing activities	(524,723)	(1,652,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(4,817,530)	(725,477)
Proceeds from sale of common stock and receipt of stock subscriptions receivable	—	4,260,000
Proceeds from sale of Series C Preferred Stock	11,420,000	—
Fees paid in connection with financing transactions	(928,974)	(40,000)
Proceeds from borrowings on notes payable	—	97,339

Net cash provided by financing activities	(5,673,496)	3,591,862

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,110,640)	(997,832)
CASH and cash equivalents, at beginning of the period	2,448,354	2,102,454

CASH and cash equivalents, at end of the period	$1,337,714	$1,104,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

Prolink Holdings Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION:
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements include the accounts of ProLink Holdings Corp. and its subsidiary ProLink Solutions, LLC (collectively, “ProLink”, “we”, “us” or “our”). All material inter-company transactions have been eliminated. In December 2005 Amalgamated Technologies, Inc. (n/k/a ProLink Holdings Corp.) completed a reverse merger with ProLink Solutions, LLC. Although we were the legal acquiror, the transaction was accounted for as a recapitalization of ProLink as it was the operating entity and obtained a majority of ownership, board positions and management. After the transaction we changed our name to ProLink Holdings Corp.
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of our financial position, results of operations and cash flows have been included. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2006 as filed on Form 10-KSB. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2007. For further information, refer to the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.
Reclassification. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net income or financial condition.
Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates include valuation allowances for inventory and accounts receivable including the service receivables under Pay-for-Play agreements, asset impairment and accruals for certain liabilities, including contingent liabilities accrued since inception, liabilities related to potential litigation, valuation of options and warrants to purchase our common stock, the carrying values of interests in residual lease equipment, intangible assets and goodwill, and the valuation of acquired and repurchased assets.
Net Income or Loss Per Share. Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible instruments using the if-converted method. Due to the net losses for the period ended March 31, 2007, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Share equivalents totaling 10,386,075 are not included in the weighted-average common shares outstanding for the period ended March 31, 2007 for determining net loss per share, as the result would be anti-dilutive.
2. ADOPTED ACCOUNTING
In July 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement No. 109” (“FIN 48”), and effective January 1, 2007, we adopted FIN 48. FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not limited to, the following:
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
FIN 48 also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.
We are subject to tax audits, which by there very nature are often complex and can require several years to complete. Although we are not currently being audited by any tax authorities, we are subject to U.S. Federal and State tax examinations by the tax authorities for the years ended 2003 to 2006.
The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and March 31, 2007 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We do not currently anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will continue to be recognized as a component of the income tax provision, however, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.
3. RELATED PARTY TRANSACTIONS:
FOC Financial LP. On September 18, 2006, we entered into a Letter Factoring Agreement with FOC Financial L.P. (“FOC”). Steven D. Fisher, one of our directors, is the General Partner of FOC. The Loan was evidenced by a revolving promissory note. In order to induce FOC to enter into this Letter Factoring Agreement, we agreed to issue a warrant to purchase 250,000 shares of our common stock to FOC at an exercise price of $1.60 per share with a term of 10 years. We borrowed and repaid an aggregate of $846,892 under this agreement and paid fees of $4,214 to FOC prior to its expiration during 2006.
Andrew Wing. On July 10, 2006, we appointed Mr. Andrew L. Wing as a member of the Board of Directors. In connection with such appointment, we entered into a Consulting Agreement, dated July 10, 2006 with Mr. Wing. The Consulting Agreement provides that Mr. Wing will provide certain advertising sales services to us in exchange for commissions, 5% for the first three years and 2% for the fourth and fifth years that will be paid for revenues received by us from advertisers. After the fifth year, no further commissions will be paid. The Consulting Agreement shall continue on a month-to-month basis and may be terminated by us upon written notice. ProLink has not paid any commission to Mr. Wing to the date of this filing.

4. ACQUISITION OF SCORECAST
On January 17, 2007, we acquired substantially all of the operating assets of ScoreCast, Inc., including the most widely used tournament scoring software in the golf industry, ScoreCast Golf Tournament Software, for $450,000 in cash plus warrants to purchase 150,000 shares of our common stock at an exercise price $1.60 per share. Details of the net assets and cash used in the acquisition of Scorecast are as follows (unaudited):

Purchase Price:
Cash	$429,150
Stock warrants issued	81,916

Total purchase price	511,066

Allocated as follows:
Property and equipment	100,000

Net book value of assets acquired	100,000

Excess purchase price to be allocated	$411,066

Allocated as follows:
Goodwill	$205,533
Other intangible assets	205,533

Total allocated	$411,066

We expect goodwill generated from this acquisition to be deductible for income tax purposes.
The purchase price allocations are considered preliminary until we have obtained all required information to complete the allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation or amortization expense in future periods. Assets acquired in a business combination that will be sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Prepaid rent	$82,762	$25,366
Prepaid investor relations	71,679	—
Prepaid insurance	66,227	89,823
Prepaid benefits	52,657	—
Prepaid advertising	33,333	—
Unamortized loan costs	—	285,723
Prepaid trade show	—	81,170
Other prepaid expenses	36,062	77,480

	$342,720	$559,562

6. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Manufacturing equipment	$95,992	$87,521
Course assets	25,024	25,024
Office equipment & fixtures	104,152	104,152
Computer hardware	263,325	224,226
Computer software	847,644	699,642
Leasehold improvements	94,089	94,089

Total property and equipment	1,430,226	1,234,654
Less: Accumulated depreciation	(460,471)	(379,271)

Property and equipment, net	$969,755	$855,383

Depreciation expense was $79,510 and $56,447 for the first quarter of 2007 and 2006, respectively.
7. INTANGIBLE ASSETS
Intangible assets consist of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Optimal license	$1,900,000	$1,900,000
GPSI license	1,134,704	1,134,704
Customer lists and relationships	205,533	—

Subtotal	3,240,237	3,034,704
Less: Accumulated amortization	(815,631)	(726,465)

Intangible assets, net	$2,424,606	$2,308,239

8. INTEREST IN RESIDUAL LEASE EQUIPMENT
Interest in residual lease equipment consists of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Residual interests in equipment purchased from E-Z-GO	$1,595,772	$1,760,152
Parview residuals acquisition	552,270	601,061
Residuals recognized on system sales	1,886,445	1,626,365
Yamaha residuals acquisition	391,300	416,788

Interest in residual lease equipment , net	$4,425,787	$4,404,366

9. DEPOSITS AND OTHER ASSETS
Deposits and other assets consist of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Deposits	$43,798	$1,532
Course holdbacks, net of reserve	67,083	67,083
Deferred loan costs	27,108	35,053
Accounts receivable — long term portion	856,410	856,410

Deposits and other assets	$994,399	$960,078

10. ACCRUED LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Wages, commissions and related benefits	$718,075	$928,253
Professional fees	233,486	183,446
Accrued vendor liability	184,529	307,294
Accrued liability for predecessor claims	98,182	200,000
Accrued interest payable	65	65
Accrued liability for lease buyouts	167,852	281,754
Sales tax payable	53,044	13,850
Series C Preferred dividends payable	123,507	—
Other accrued expenses and current liabilities	43,793	—

Total accrued expenses and other current liabilities	$1,622,533	$1,914,662

11. DEBT
Debt consists of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Senior Secured Credit Facilities:
Revolving credit facility	$—	$—
Term loan facility, monthly payments of principal of $52,083 plus accrued interest at an annual rate of 9.25%, due September 30, 2009	2,239,583	2,395,834
Senior secured notes, fixed interest rate of 12%, due April 11, 2007, net of warrant discount of $360,376	—	4,139,624
License agreement payable, monthly payments of principal and interest of $24,800, interest at an annual rate of 4.75%, due June 1, 2011	1,108,344	1,169,021

License agreement payable, quarterly payments of principal and interest of $52,500, interest at an annual rate of 4.0%, due February 2013	804,975	842,244

Notes payable, Microsoft Capital, monthly payments of principal and interest of $5,451, interest at an annual rate of 7.75%, due November 2010, collateralized by certain equipment	208,140	221,398

Notes payable, Microsoft Capital, monthly payments of principal and interest of $5,563, interest at an annual rate of 7.75%, due January 2011, collateralized by certain equipment	224,846	232,062

Notes payable, Microsoft Capital, monthly payments of principal and interest of $2,064, interest at an annual rate of 8.75%, due August 2011, collateralized by certain equipment	91,825	94,603

Notes Payable, First Insurance Funding Corp., monthly payments of principal and interest of $6,096, interest rate at an annual rate of 10.7%, due September 2007, collateralized by security interest in insurance policies financed.	35,464	52,500

Capital lease obligations	38,892	46,708

Total debt	4,752,069	9,193,993
Less: Current portion	(1,549,717)	(5,485,188)

Long-term debt, net of current maturities	$3,202,352	$3,708,805

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

The proceeds of the Revolving Loan are to be used for general working capital purposes. Interest accruing under the Revolving Loan shall be payable on the first day of each calendar month following the date of such Note, with a lump sum payment of all outstanding principal due and payable on May 1, 2008. Interest accrues on the principal balances of the Revolving Loan outstanding from time to time at a floating rate equal to the Base Rate, as adjusted from time to time by the Bank. So long as no Event of Default shall have occurred and be continuing, the Base Rate shall be reduced by 0.75%. The Revolving Note also provides us with an option to convert the interest rate payable there under to a rate based on LIBOR.
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
As of March 31, 2007 and December 31, 2006, we violated the covenants contained under our $2,500,000 term loan with Comerica Bank. The covenants specified a certain cash flow coverage ratio, a minimum net worth and a minimum leverage ratio. We were granted a waiver of our year-end covenants by Comerica Bank on April 16, 2007, in exchange for a waiver fee of $25,000 and a $250,000 payment against our term loan leaving an outstanding balance of $1,989,583 at that time. We were granted a further waiver on May 14, 2007 for of our first quarter covenants by Comerica Bank in exchange for a waiver fee of $25,000 and two $150,000 payments against our term loan payable on June 8, 2007 and June 30, 2007, respectively.
Repayment of Senior Secured Notes — During the fourth quarter of 2006, we closed on the sale of a series of Senior Secured Notes due April 11, 2007, in the aggregate amount of $4,500,000. In January 2007, we repaid these notes in full with accrued interest utilizing the proceeds of the placement of our Series C Convertible Preferred Stock.
12. COMMITMENTS AND CONTINGENCIES
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
We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink. As of March 31, 2007, we maintain an accrual of $98,182 related to the litigation described above, which in our judgment at that time, represents estimated losses that will be incurred as a result of these actions.
Registration Payment Arrangements — On October 12, 2006, we closed on the sale of a series of Senior Secured Notes due April 11, 2007 in the aggregate amount of $4,500,000 with certain accredited investors in reliance upon Section 4(2) of the Securities Act of 1933, as amended. In addition we granted warrants to purchase 931,038 shares of our common stock which number represents 30% of the quotient of the face value of the Notes and the closing bid price of the common stock on the date of closing. The warrants had an exercise price of $1.45 and expire in October 2011. The exercise price and number of warrants was subsequently changed as a result of our issuance of our Series C Preferred stock detailed below. We issued an additional 67,966 warrants for an aggregate total of 999,004 and re-priced the warrants to $1.35. The notes were sold pursuant to a Securities Purchase Agreement that provides for registration rights for the resale of the shares underlying the warrants. These notes were subsequently repaid with the proceeds from our Series C Preferred offering. We have filed a registration statement with respect to the shares underlying the warrants on February 9, 2007.
In the event that the Registration Statement is not declared effective when due, or after its effective date it ceases to be effective for more than 30 consecutive trading days, or an aggregate of 45 trading days in any twelve month period, prior to the expiration of its Effectiveness Period, then in addition to any rights available to the Investors under the Registration Rights Agreement or applicable laws, we are required to pay to each Investor an amount in cash equal to 1% of the aggregate purchase price paid by such Investor pursuant to the Purchase Agreement, on the date of such event and on each 30-day anniversary of such event until it is cured.
During the first quarter of 2007, through a private offering, we completed a sale of an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. In addition, pursuant to a Registration Rights Agreement, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. We filed a registration statement covering these shares on February 9, 2007.
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

In the event that the Registration Statement is not filed or declared effective when due, then in addition to any rights available to the Investor under the Registration Rights Agreement or applicable laws, we are required to pay to the Investor an amount in cash equal to 2% of the aggregate purchase price paid by such Investor pursuant to the Purchase Agreement, on the date of such event and on each 30-day anniversary of such event until it is cured. We expect that the registration statements will be declared effective prior to the expiration of the required period and as such, we have not recorded any contingency related to this penalty.
Letter of Intent with Elumina — On January 18, 2007, we signed a non-binding letter of intent to acquire our largest distributor, European-based Elumina Iberica, and all of Elumina’s operating subsidiaries. The acquisition is subject to the signing of a definitive purchase agreement, audits for required reporting periods, completion of due diligence, and various regulatory and shareholder approvals.
13. MEZZANINE FINANCING
In to the first quarter of 2007, through a private offering, we issued an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. We have allocated the proceeds of this offering based on the relative fair values of the Series C Preferred Shares and the warrants, and have allocated approximately $8.8 million to the Series C Preferred Shares and approximately $2.6 million to the warrants. We have recognized a beneficial conversion feature of approximately $3.8 million related to this offering.
In addition, pursuant to a Registration Rights Agreement, dated as of January 8, 2007, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. See Note 12 for further information related to these registration rights and registration payment arrangements. All shares of our Series C Preferred Stock automatically convert into the number of shares of common stock into which such shares are then convertible without any further action by the holders of such shares and whether or not the certificates representing such shares are surrendered to us immediately prior to the registration statement covering such shares of common stock being declared effective. Total shares issuable upon conversion is 8,450,802 and may be increased should another offering of common stock occur subsequent to the Series C Preferred stock issuance at a price lower than the conversion price of the Series C Preferred Shares, which is $1.351351 per Common Share. Prior to a registration statement covering such shares being declared effective, the holders of the Series C Preferred shares may convert to unregistered common shares.
Prior to conversion, the Series C Preferred Shares accrue dividends at a rate of 5.0% per annum. Dividends shall accrue and accumulate, whether or not earned or declared. Prior to conversion, each Series C Preferred Share has voting rights equivalent to common shareholders and the number of votes is based on the number of underlying Common Shares the Preferred Shares are convertible into.
Should the Series C Preferred Shares be outstanding for two years after the initial issue date, the holders of the Preferred Shares have the right to redeem the Preferred Shares with ProLink. The redemption price would be the original purchase price from the investors plus an amount equal to all accrued and unpaid dividends with respect to such shares. We have classified the Series C Preferred shares outside of permanent equity as mezzanine financing as a result of this contingency.
Merriman Curhan Ford & Co. acted as the placement agent in connection with the offering. We paid approximately $1.2 million in fees associated with the offering, $270,000 of which were paid in 2006. We also issued Merriman Curhan Ford & Co. 507,048 five year warrants to purchase common shares with an exercise price of $1.42.

14. STOCKHOLDERS EQUITY
We have a 2006 Stock Option Plan and a 2005 Stock Option Plan. All options granted under the 2006 and 2005 Stock Option Plans have been granted with exercise prices at or above the market price on the day of the grant. There are 10,000,000 shares reserved under the 2005 Stock Option Plan and 5,000,000 shares reserved under the 2006 plan. Please see our 10-KSB for the year ended December 31, 2006 for further information related to these plans.
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
During the three months ended March 31, 2007 and April 1, 2006 vesting continued options granted to certain employees in 2006 and 2005 with option exercise prices equal to the market value of our common stock on the date of the grant. During the three months ended March 31, 2007 no employee options were granted and 256,740 options were forfeited. As of March 31, 2007 $2,019,203 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of 2.5 years. Additional information relative to our employee options outstanding at March 31, 2007 is summarized as follows (unaudited):

	Options	Options Vested and	Options
	Outstanding	Expected to Vest	Exercisable

Total number of options	9,088,155	8,794,816	6,114,051
Aggregate intrinsic value of options	$2,155,355	$2,155,066	$2,155,355
Weighted average remaining contractual term (years)	9.3	9.3	9.0
Weighted average exercise price	$0.91	$1.14	$0.69
Options to purchase 2,812,723 shares were exercised during the period ended March 31, 2007 resulting in the issuance of 2,644,443 common shares during the first quarter in 2007

Warrants — We have outstanding warrants to purchase shares of our common stock. The following table summarizes these warrants for the periods ended March 31, 2007 and December 31, 2006 (showing the number of shares of our common stock that can be purchased on exercise):

	March 31,		December 31,
	2007		2006
	(unaudited)
	Number of	Warrant	Number of	Warrant
	Warrants	Price Ranges	Warrants	Price Ranges

Warrants outstanding at the beginning of the year	5,371,773	$1.00 to $2.00	3,080,121	$1.00 to $1.50

Warrants issued during the period	4,419,801	$1.40 to $1.60	2,291,652	$1.35 to $2.00

Warrants outstanding at the end of the period	9,791,574	$1.00 to $2.00	5,371,773	$1.00 to $2.00

Warrants exercisable at the end of the period	9,358,241	$1.00 to $2.00	4,938,440	$1.00 to $2.00

The weighted average exercise price of warrants that were exercisable was $1.27 and $1.32 as of March 31, 2007 and December 31, 2006, respectively. The weighted average remaining contractual life of warrants outstanding at March 31, 2007 was 4.61 years. We have utilized the same assumptions for calculating the fair value of warrants as used in the fair value of options.
15. CONCENTRATIONS
International Revenue — International revenues were approximately $2,684,225 or 39.9% of total revenues for the period ended March 31, 2007 and $2,317,129 or 40.3% for the period ended April 1, 2006, and were derived primarily from customers in Europe and Asia. For the periods ended March 31, 2007 and April 1, 2006, approximately $2,684,225 or 39.9% and $2,254,229 or 39.2% respectively of total revenues were to Elumina Iberica, the Company’s European distributor. We have an exclusive licensing and distribution agreement with Elumina Iberica pursuant to which Elumina acts as an exclusive distributor of our products in Europe, the Middle East, Australia, Malaysia, and South Korea. The Company has no international assets. As of March 31, 2007 and April 1, 2006, accounts receivable from Elumina Iberica were $2,684,225 and $1,632,468, respectively.
Significant Vendor — During the periods ended March 31, 2007 and April 1, 2006, we utilized one vendor for substantially all of the manufacturing of our GPS systems. We are in the process of qualifying second source vendors for the manufacture of our systems.
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

The Company has a past due receivable from E-Z-Go recorded at March 31, 2007 in connection with funds due the company for services rendered under Pay for Play agreements billed and administered by E-Z-Go. E-Z-Go disagrees with our calculation of the past due receivable amount and actually claims an amount due them. However, we believe that we have a strong position and will recover all amounts due.
Purchase of Assets from E-Z-GO — On June 1, 2005 ProLink purchased certain assets from E-Z-GO, a division of Textron, Inc. in exchange for cash and notes. ProLink purchased 2,945 ProLink video display units and roofs, 900 ProLink computer units, the assignment of 24 golf lease contracts in default at the time of the transaction and E-Z-GO’s residual interest in all systems that were leased under leases that matured prior to the date of the agreement or were in default as of March 25, 2005 and E-Z-GO’s residual interest in all systems that are leased under leases that mature without default in the future. The asset purchase was allocated $416,160 to inventory, $153,000 to service inventory, $1,889,571 to residual interests in leased GPS systems installed at golf courses and $1,143,723 to satisfy an obligation of ProLink, Inc, a predecessor company.
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
17. SUBSEQUENT EVENTS
We were granted a further waiver on May 14, 2007 of our first quarter covenants by Comerica Bank in exchange for a waiver fee of $25,000 and two $150,000 payments against our term loan payable on June 8, 2007 and June 30, 2007, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled “Forward-Looking Statements” and factors affecting future results as well as our other filings made with the Securities and Exchange Commission.
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
While the Systems provide accurate yardage information for golfers, their primary benefit is their course management functionality to the golf course. ProLink offers maintenance services for all of its products.
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

RESULTS OF OPERATIONS
Our consolidated results of operations are as follows for the three months ended March 31, 2007 and April 1, 2006:

	Three Months Ended		Change
	March 31,	April 1,
	2007	2006	Amount	Percent
REVENUES:
System sales	$5,160,020	$4,514,883	$645,137	14.3%
Service	530,877	430,486	100,391	23.3%
Finance income	1,042,786	808,913	233,873	28.9%

Total revenue	6,733,683	5,754,282	979,401	17.0%

COST OF REVENUES:
System sales	2,869,413	2,761,727	107,686	3.9%
Service	1,011,675	979,724	31,951	3.3%

Total cost of sales	3,881,088	3,741,451	139,637	3.7%

Gross margin	2,852,595	2,012,831	839,764	41.7%

OPERATING EXPENSES:
Sales and marketing	1,536,554	585,370	951,184	162.5%
Partner management and customer support	483,695	235,118	248,577	105.7%
Research and development	273,843	187,121	86,722	46.3%
General and administrative	1,976,007	1,117,019	858,989	76.9%

Total expenses	4,270,099	2,124,628	2,145,471	101.0%

Loss from operations	(1,417,504)	(111,797)	(1,305,707)	1167.9%

Other income (expense)	(456,458)	441,736	(898,194)	-203.3%

Net income (loss)	(1,873,962)	329,939	(2,203,901)	-668.0%

Dividends on Series C Preferred	(3,900,501)	—	(3,900,501)	100.0%

Net income (loss) attributable to common shareholders	$(5,774,463)	$329,939	$(6,104,402)	-1850.2%

Revenue
Total revenue was approximately $6.7 million and $5.7 million for the three months ended March 31, 2007 and April 1, 2006, respectively, an increase of approximately $1.0 million or 17.0%. The increase in total revenue was driven primarily by an increase of $645,137 in new system sales volume and $233,873 in finance income representing percentage increases of 14.3% and 28.9% respectively. Service revenue also increased 23.3% for the three months ended March 31, 2007 to $530,877 compared to $430,486 for the prior period due equally to the increase in the number of total golf course customers and increased service rates.
Cost of Revenue
Cost of revenue increased $107,686 or 3.9% for the three months ended March 31, 2007 over the same period in 2006 primarily due to increased volume in system sales both internationally as well as domestically, offset by reductions in the production costs of GPS systems.

Gross Margin
Gross Margin for the three months ended March 31, 2007 was approximately $2.9 million or 42.4% of total revenues compared to approximately $2.0 million or 35.0% of total revenues for the three months ended April 1, 2006. Gross margin was positively impacted by the improved margins on new system sales.
OPERATING EXPENSES
Total Operating Expenses
Total operating expenses increased $2,145,471 or 101% to $4,270,099 for the three months ended March 31, 2007 from $2,124,628 in the prior period. This increase is primarily related to a $951,184 increase in Sales and Marketing Expenses and an $858,988 increase in General and Administrative costs.
Sales and Marketing
Sales and Marketing expenses increased $951,184 to $1,536,554 for the three months ended March 31, 2007 from $585,370 in the prior period. The increase was primarily related to an approximately $158,000 spent on new systems sales personnel that we do not expect to become productive until the third quarter of 2007, expenses of approximately $300,000 related to our attendance at the PGA show in Orlando and the GIS show in Las Vegas, $261,000 related to our creation of ProLink Media and its associated personnel costs and a $100,000 expense that we recognized related to commission advances of personnel that have left the company.
General and Administrative
General and administrative costs increased $858,989 or 76.9% for the three months ended March 31, 2007 compared to the three months ended April 1, 2006. This increase is primarily related to a $250,500 increase in SFAS 123R expenses, a $110,000 increase in accounting and Sarbanes-Oxley compliance costs, $100,000 related to additional personnel and $87,000 each related to increased rent and transition costs related to our change of telephone/paging providers. The remainder of the increase is driven primarily by increased headcount costs including salaries and recruiting fees associated with the year over year growth of ProLink.
Other Income (Expense)
Other Income (Expense) changed to $(456,458) in the period ended March 31, 2007 from $441,736 in the prior period of 2006. This resulted from an increase in interest expense related to our credit facilities with Comerica Bank and a series of notes that was retired in the quarter. In addition the income for the 2006 period includes a one-time gain of $530,000 related to a litigation reserve that we reversed as a result of the resolution of the ParView, Inc. bankruptcy.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2007 we had approximately $1.3 million in cash and cash equivalents and investments, compared to approximately $2.4 million at December 31, 2006.
For the first three months of 2007 we used approximately $6.3 million for operations, primarily to finance accounts receivable to our distributor, Elumina Iberica S.A as well as inventories to accommodate our increasing sales volumes. We have extended terms to Elumina Iberica S.A. to assist with financing the growth of their system sales, primarily in Europe.
In the first three months of 2007 investing activities used approximately $0.4 million for the acquisition of assets of Scorecast, as more fully described in the notes to the financial statements. Financing activities provided approximately $5.7 million in cash, primarily from the gross proceeds from the sale of Series C Preferred Stock of $11.4 million. offset by principal payments on debt of approximately $4.8 million.
Through these financing activities we committed substantial resources to our distribution channels and infrastructure. The build-out is now complete and we expect to see continued growth on the top line over the successive quarters as well as stability and improvements in the operating expense line. These investments were essential to garner the continued market share growth we demand and to drive us to profitability. It should be noted however, that for the quarter ended March 31, 2007 and the year ended December 31, 2006 we experienced net losses of $1,873,962 and $3,643,188, respectively. We also used cash in operations of $6,259,413 and $4,968,422, respectively. These increases, primarily in the first quarter of 2007, were attributable to increases in our accounts receivable balances resulting from increased sales volumes. We have taken steps to improve our operations and liquidity and to address the liquidity concerns created by the past results of operations. We expect that our investment in the systems sales and advertising sales areas will yield improved operational performance that will generate sufficient cash from operations to fund operations for the next twelve months. If we do not achieve profitable operations we would need to raise additional funds. We can provide no assurance that we would be able to raise such funds on terms acceptable to us or at all. Our ultimate success will be dependent upon achieving profitable operations and positive cash flow from operations.
As of March 31, 2007 and December 31, 2006, we violated the covenants contained under our $2,500,000 term loan with Comerica Bank. The covenants specified a certain cash flow coverage ratio, a minimum net worth and a minimum leverage ratio. We were granted a waiver of our year-end covenants by Comerica Bank on April 16, 2007, in exchange for a waiver fee of $25,000 and a $250,000 payment against our term loan leaving an outstanding balance of $1,989,583 at that time. We were granted a further waiver on May 14, 2007 for of our first quarter covenants by Comerica Bank in exchange for a waiver fee of $25,000 and two $150,000 payments against our term loan payable on June 8, 2007 and June 30, 2007, respectively.

Item 3. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were not adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared. However, as indicated in our Annual Report on Form 10-KSB we had a weakness in such controls at year end and we continue to see some weakness as of the date of this filing, but we expect to continue to strengthen our controls and remediate any weaknesses that we find as we prepare for full Sarbanes-Oxley compliance.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There were no changes from the legal proceedings disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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
We issued 34,000 shares of common stock to Barretto Pacific Corp. for investor relations services to be provided. These shares are currently held in escrow were released on May 1, 2007 if Barretto Pacific is retained for further periods as our investor relations firm.
Item 3. Defaults Upon Senior Securities.
As of March 31, 2007 and December 31, 2006, we violated the covenants contained under our $2,500,000 term loan with Comerica Bank. The covenants specified a certain cash flow coverage ratio, a minimum net worth and a minimum leverage ratio. We were granted a waiver of our year-end covenants by Comerica Bank on April 16, 2007, in exchange for a waiver fee of $25,000 and a $250,000 payment against our term loan leaving an outstanding balance of $1,989,583. We were granted a further waiver on May 14, 2007 of our first quarter covenants by Comerica Bank in exchange of a waiver fee of $25,000 and two $150,000 payments against our term loan due May 31, 2007 and June 30, 2007, respectively.
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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 15th day of May, 2007.
PROLINK HOLDINGS CORP.
By /s/ Lawrence D. Bain
Lawrence D. Bain
President and Chief Executive Officer

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 15th day of May, 2007.
PROLINK HOLDINGS CORP.
By /s/ Michael S. Browne
Michael S. Browne
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Title of Document	Notes
31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002	*