Form 10QSB/A
period 2007-03-31
ProLink Holdings Corp.
filed 2007-06-06
CIK 1072816

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-25092
ProLink Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0766246 (I.R.S. Employer Identification No.)

410 South Benson Ln., Chandler, AZ (Address of principal executive offices)	85224 (Zip Code)
(480) 961-8800
(Registrant’s telephone number, including area code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 29, 2007

Common Stock, $.0001 par value per share	37,653,099

Transitional Small Business Disclosure Format (Check one):	Yes ☐ No ☑

Item 3. Controls and Procedures
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1

Explanatory Note
     This Amendment No. 1 to Form 10-QSB is being filed to amend the ProLink Holdings Corp. (the “Company”) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 (the “Original Filing”) to amend and restate Part I, Item 3 in its entirety. This Form 10-QSB/A only amends and restates such section of the Original Filing, in each case, solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended hereby.
     This Quarterly Report on Form 10-QSB/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the Exhibits to the Original Filing), affected by subsequent events. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on May 15, 2007. The following item has been amended:
Item 3. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that our internal controls and disclosure controls and procedures continued to be ineffective as of the end of the period covered by this Quarterly Report on Form 10-QSB to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities. As indicated in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, we had received a large number of potential adjusting journal entries during the 2006 audit which led us to conclude that we had a material weakness in our internal control structure and disclosure controls as of the end of the period covered by such Annual Report on Form 10-KSB, and such internal controls and disclosure controls were not effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities as of the end of 2006. We expect to strengthen our internal controls and remediate any weaknesses that we find as we prepare for full Sarbanes-Oxley compliance by the end of fiscal year 2007. We expect to remediate our material weakness related to our disclosure controls and procedures by the end of the third quarter of fiscal year 2007. We do not expect any material cost associated with the remediation of our internal controls or disclosure controls.
(b) Changes in Internal Controls. We have evaluated our internal control over financial reporting as of the end of our first fiscal quarter, the period covered by this Quarterly Report on Form 10-QSB, as discussed above. There were changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the first quarter of our current fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which involved the hiring of additional staff to remediate our material weakness. During the first quarter of our current fiscal year, we replaced our existing accounting manager with an experienced Certified Public Accountant in order to help remediate our weakness related to our disclosure controls and procedures. Subsequently, during the second quarter of our current fiscal year, we hired a Director of External Reporting, who is a Certified Public Accountant, to further remediate our material weakness. As a result of such changes in our staff, we expect to further remediate our material weakness related to our disclosure controls and procedures by the end of the third quarter of fiscal year 2007 and our internal controls by the end of fiscal year 2007.

Item 6. Exhibits

Exhibit
Number	Title of Document	Notes

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed herewith

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 6th day of June, 2007.

PROLINK HOLDINGS CORP.
By:	/s/ Lawrence D. Bain
Lawrence D. Bain
President and Chief Executive Officer