Form 10QSB
period 2007-06-30
ProLink Holdings Corp.
filed 2007-08-20
CIK 1072816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-25092
ProLink Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-0280392 (I.R.S. Employer Identification No.)

410 South Benson Ln., Chandler, AZ (Address of principal executive offices)	85224 (Zip Code)
(480) 961-8800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2007, there were 46,276,946 common shares outstanding.
Indicate by check mark whether the registrant uses a Transitional Small Business Format:
Yes ☐ No ☑

PROLINK HOLDINGS CORP.

PART I

Description		Page

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Statement of Operations Three and Six Months Ended June 30, 2007 and July 1, 2006	2

	Condensed Consolidated Balance Sheets June 30, 2007 (Unaudited) and December 31, 2006	3

	Unaudited Condensed Consolidated Statements of Cash Flows (Unaudited) Three and Six Months Ended June 30, 2007 and July 1, 2006	4

	Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Controls and Procedures	32

PART II

Description

Item 1.	Legal Proceedings	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	35

Item 6.	Exhibits	35

	Signatures	39

Exhibit 10.03
Exhibit 10.2
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PROLINK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
REVENUES:
New System Installation Revenue:
Domestic	$2,244,591	$2,031,206	$4,093,249	$3,406,995
International	1,607,303	1,763,800	4,291,528	4,018,027
Upgrades	806,516	1,284,496	1,475,297	2,371,419

Total New System Installation Revenue	4,658,410	5,079,502	9,860,074	9,796,441

Service Revenue	666,448	787,746	1,197,325	1,219,532
Finance Revenue, net	—	347,315	981,786	1,012,475
Advertising Revenue	134,178	28,430	153,534	28,580

TOTAL REVENUE	5,459,036	6,242,993	12,192,719	12,057,028

COST OF REVENUES:
New System Installation Cost:
Domestic	1,186,748	1,023,045	2,085,412	1,701,070
International	763,937	941,008	2,252,338	2,164,174
Upgrades	383,806	521,547	701,073	1,124,824

Total New System Installation Cost	2,334,491	2,485,600	5,038,823	4,990,068

Service Cost	848,283	694,318	1,728,832	1,387,644
Other Cost	86,666	—	272,025	—

TOTAL COST OF REVENUE	3,269,440	3,179,918	7,039,680	6,377,712

GROSS MARGIN	2,189,596	3,063,075	5,153,039	5,679,316

OPERATING EXPENSES:
Sales and Marketing	885,111	756,749	2,431,226	1,407,886
Partner Management and Customer Support	759,469	750,026	1,253,698	1,452,750
Research and Development	281,190	171,799	574,206	358,921
General and Administrative	2,179,232	1,340,269	4,226,819	2,527,317

TOTAL OPERATING EXPENSES	4,105,002	3,018,843	8,485,949	5,746,881

INCOME (LOSS) FROM OPERATIONS	(1,915,406)	44,232	(3,332,910)	(67,565)
OTHER (INCOME) EXPENSE:
Interest Expense	205,920	85,225	685,824	168,678
Loss (Gain) on Early Extinguishment of Debt	—	(929,577)	—	(929,577)
Other (Income) Expense	(9,542)	135,871	(32,988)	(389,318)

TOTAL OTHER (INCOME) EXPENSE	196,378	(708,481)	652,836	(1,150,217)

INCOME (LOSS) BEFORE TAXES	(2,111,784)	752,713	(3,985,746)	1,082,652
Income Tax Provision	—	213,434	—	213,434

NET INCOME (LOSS)	(2,111,784)	539,279	(3,985,746)	869,218
Dividends on Series C Preferred Shares	179,563	—	(3,720,938)	—

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS’	$(1,932,221)	$539,279	$(7,706,684)	$869,218

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.05)	$0.02	$(0.20)	$0.03

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.05)	$0.01	$(0.20)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	39,912,583	34,916,022	38,339,842	34,637,011
Diluted	39,912,583	40,358,175	38,339,842	40,203,572
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

PROLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,404,799	$2,448,354
Accounts receivable, net of an allowance for doubtful accounts of $690,333 and $628,660, respectively	5,968,977	2,701,343
Inventories, net of allowance of $277,691 and $410,055	2,549,060	2,364,236
Prepaid expenses and other current assets	550,970	559,562

TOTAL CURRENT ASSETS	10,473,806	8,073,495

EQUIPMENT, NET	917,665	855,383
INTANGIBLE ASSETS, net of accumulated amortization of $904,797 and $726,465	2,335,440	2,308,239
GOODWILL	205,533	—
INTEREST IN RESIDUAL LEASE EQUIPMENT	4,686,954	4,404,366
DEPOSITS AND OTHER ASSETS	1,703,056	960,078

TOTAL ASSETS	$20,322,454	$16,601,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of long-term debt and short-term financing	$3,180,533	$5,485,188
Accounts payable	4,927,295	4,586,311
Accrued liabilities	1,008,772	1,914,662
Deferred revenue	181,942	316,276

TOTAL CURRENT LIABILITIES	9,298,542	12,302,437

LONG-TERM DEBT, NET OF CURRENT PORTION	3,055,511	3,708,805

TOTAL LIABILITIES	12,354,053	16,011,242

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common shares, par value $.0001; 200,000,000 shares authorized; 46,276,946 and 34,927,781 issued and outstanding at June 30, 2007 and December 31, 2006	4,628	3,493
Additional paid-in capital	31,407,008	16,323,377
Accumulated deficit	(23,443,235)	(15,736,551)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	7,968,401	590,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$20,322,454	$16,601,561

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

PROLINK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2007	July 1, 2006

Net income (loss)	$(3,985,746)	$869,218

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	343,525	234,277
Stock-based compensation	701,160	98,792
Amortization of warrants related to financing	7,465	—
Loss on disposal of equipment	—	16,298
Gain on early extinguishment of debt	—	(929,577)
Residual value of leases	(282,588)	(528,146)
Provision for uncollectible receivables	61,673	(34,459)
Provision for obsolete and slow moving inventory	—	(295,612)
Accretion of discount on notes payable	390,837	—
Gain on reduction of reserves	—	(397,201)
Deferred income taxes	—	213,434

Changes in working capital components:
Accounts receivable	(3,329,304)	(2,562,219)
Inventories	(184,825)	(502,942)
Prepaid expenses and other assets	(733,717)	(71,503)
Accounts payable	340,983	1,973,819
Accrued liabilities	(849,832)	(137,536)
Deferred revenue	(134,334)	(159,618)

Net cash used in operating activities	(7,654,703)	(2,212,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(127,475)	(140,798)
Purchase of Scorecast	(429,150)	—
Asset acquisition	—	(1,600,000)
Proceeds from the sale of fixed assets	—	13,464
Deposits, restricted cash and other assets	—	(358,153)

Net cash used in investing activities	(556,625)	(2,085,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(6,224,452)	(967,672)
Proceeds from sale of common stock and receipt of stock subscriptions receivable	—	4,260,000
Proceeds from sale of Series C Convertible Preferred Stock	10,164,247	—
Proceeds from letter factoring agreement	908,005	—
Proceeds from credit facility	1,900,000	—
Fees paid in connection with financing transaction	352,314	(40,000)
Proceeds on the borrowing on notes payable	67,659	—

Net cash provided by financing activities	7,167,773	3,252,328

NET DECREASE IN CASH	(1,043,555)	(1,046,134)
Cash and cash equivalents, at beginning of the period	2,448,354	2,102,454

Cash and cash equivalents, at end of the period	$1,404,799	$1,056,320

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

The following represents a summary of our business and accounting policies. A more detailed presentation can be found in our 2006 Annual Report on Form 10-KSB.

Description of Business — The Condensed Consolidated Financial Statements include the accounts of ProLink Holdings Corp. and its subsidiary ProLink Solutions, LLC (collectively, “ProLink”, “we”, “us” or “our”). Our business involves the design, manufacture, maintenance and sale of GPS golf course management systems and software to golf course owners and operators worldwide, the sale of advertising space on the screens of the systems that we sell, and the brokering of the financing of the systems that we sell and other capital equipment for our golf course partners.

Basis of Presentation — The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for each period presented.

The adjustments referred to above are of a normal and recurring nature. Certain prior year amounts have been reclassified to conform to the current classifications with no effect on results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

The Condensed Consolidated Balance Sheet as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These Condensed Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Operating results for the three and six months ending June 30, 2007 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2007.

Use of Estimates — The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates include valuation allowances for inventory and accounts receivable, including the service receivables under Pay-for-Play agreements, asset impairment and accruals for certain liabilities, including contingent liabilities accrued since inception, liabilities related to potential litigation, valuation of options and warrants to purchase our common stock, the carrying values of interests in residual lease equipment, intangible assets and goodwill, and the valuation of acquired and repurchased assets.

Revenue Recognition — System sales revenue is derived from the sale of our GPS systems. Revenue from the sale, which includes new system installations and upgrades, through our direct sales channels, other than distributors, is generally recognized upon installation of the system and acceptance by the golf course customer. Sales to international distributors is generally recognized upon shipment from our contract manufacturer.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Service revenue is derived from service contracts in effect with users of our Systems is recognized monthly at the time of billing. For service requirements outside of the scope of service contracts, customers are billed on a time and materials basis. Service revenue from golf course customers with Pay for Play leases is retained by third party lease companies until certain escrow amounts are attained.

Financing revenue is earned from providing or arranging financing with third party lenders for golf courses for the purchase of the ProLink GPS system, turf and grounds equipment and other capital needs. Revenue is earned upon the binding execution of the financing transaction. In certain transactions, where we act strictly as an agent, the revenues are recorded on a net basis.

Advertising revenue is earned from sales of advertising space on our GPS system screen. We have the ability to program or customize our golf course products. We entered into contracts with advertising customers based on course locations, frequency of the advertisement, advertising by the hole and price. We require golf course customers to sign an exclusivity agreement for the advertising based on the remaining and/or full term of their service agreement. This entitles the golf course to 50% of the net revenue earned from advertising. We do not act as an agent, therefore, advertising revenue is recorded on a gross basis and earned ratably over the life of the contract.

Earnings (Loss) per Share — Earnings (loss) per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings per Share”. Basic earnings per common share (“Basic EPS”) is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding.

Diluted earnings per common share (“Diluted EPS”) is computed similarly to Basic EPS except that the weighted average number of shares outstanding is increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive shares, options and warrants had been issued using the treasury stock method and the dilutive effects of convertible instruments using the if-converted method. The Company’s potentially dilutive common shares consist of shares issuable upon exercise of the Company’s convertible preferred stock and exercise of unexercised stock options and warrants.

The computation of diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an antidilutive effect on earnings per share. Consequently, stock options and warrants with a conversion or exercise price greater than the average market price for the periods ended June 30, 2007 are not included in the computation of potentially dilutive common shares. The following is the computation of basic and diluted EPS for the periods presented:

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net income (loss) applicable to common shareholders	$(1,932,221)	$539,279	$(7,706,684)	$869,218

Weighted-average common shares outstanding (for basic EPS)	39,912,583	34,916,022	38,339,842	34,637,011
Add:
Dilutive share-based employee compensation (a)	—	5,024,526	—	5,106,971
Dilutive warrant shares (a)	—	417,627	—	459,590

Weighted-average common shares outstanding (for diluted EPS)	39,912,583	40,358,175	38,339,842	40,203,572

Basic EPS	$(0.05)	$0.02	$(0.20)	$0.03

Diluted EPS	$(0.05)	$0.01	$(0.20)	$0.02

(a)	2,326,224 and 2,495,295 of unexercised employee stock options and warrants were not included in the computation of diluted EPS for the three and six months ended June 30, 2007 because to do so would have been antidilutive.
Income Taxes — We reported zero and $213,434 income taxes for the three and six months ended June 30, 2007 and 2006. Based on historical operating losses and projections for future taxable income, the Company concludes it is more likely than not that the Company will not fully realize the benefits of its net operating loss carryforwards. The Company has not, therefore, recorded a tax benefit from its net operating loss carryforwards for the periods ended June 30, 2007 or July 1, 2006. Our effective tax rate during the three months and six months ended June 30, 2007 is zero. Our effective rates for the three months and six months ending July 1, 2006 were 19.7% and 28.4% percent, respectively.

Recent Accounting Pronouncements — In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses income statement presentation and disclosure requirements for taxes assessed by a governmental authority that are directly imposed on and concurrent with a revenue-producing transaction between a seller and a customer, including sales, use, value-added and some excise taxes. EITF 06-3 permits such taxes to be presented on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues). The Company has historically presented and will continue to present such taxes on a net basis.

In September 2006, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” This guidance requires the application of EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF No. 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment, and provides guidance for the classification of the expense. EITF No. 06-1 is effective for the first fiscal year that begins after June 15, 2007. We do not expect the adoption EITF No. 06-1 to have a material impact on our financial position or results of operations.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). The objective of the statement is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS 157 will be effective for interim and annual reporting periods beginning after November 15, 2007. We do not expect the adoption SFAS 157 to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. We have not yet determined whether we will adopt the alternatives provided in this standard.

2.	ACQUISITION OF SCORECAST

On January 17, 2007, we acquired substantially all of the operating assets of ScoreCast, Inc., including a scoring software used in the golf industry, ScoreCast Golf Tournament Software, for approximately $429,000 in cash plus warrants to purchase 150,000 shares of our common stock at an exercise price $1.60 per share. Details of the equity and cash used in the acquisition of Scorecast are as follows:

Purchase Price:
Cash	$429,150
Stock warrants issued	81,916

Total purchase price	511,066
Allocated as follows:
Property and equipment	100,000

Excess purchase price to be allocated	$411,066

Excess purchase price allocated as follows:
Goodwill	$205,533
Other intagible assets	205,533

Total allocated	$411,066

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

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.	STOCK BASED COMPENSATION

We have a 2006 Stock Option Plan and a 2005 Stock Option Plan. All options granted under the 2006 and 2005 Stock Option Plans have been granted with exercise prices at or above the market price on the day of the grant. There are 10,000,000 shares reserved under the 2005 Stock Option Plan and 5,000,000 shares reserved under the 2006 plan. Stock based employee compensation cost is recognized as a component of selling, customer support and general and administrative expense in the Condensed Consolidated Statement of Operations. The Company values all share-based payments to employees at fair value on the date of grant and expenses this value over the applicable vesting period. The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. In addition, the Company also has historically granted a smaller number of stock-based awards at various times during the year for new employees, promotions and performance achievements.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under that transition method, employee compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123R.

The fair value of options granted is estimated using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model include (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility.

The following assumptions were used in estimating the fair value of our options granted:

	For the Six Months Ended
	June 30, 2007	July 1, 2006

Risk-free interest rate	4.71% - 5.30%	4.58%
Expected holding period — years	3	3
Expected volatility	60%	60%
Expected dividends	—	—
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

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In addition, SFAS 123R requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures is adjusted over the requisite service period should the actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment in the period of the change, which impacts the amount of unamortized compensation expense to be recognized in future periods.

Stock option exercise prices are equal to the market value of our common stock on the date of the grant. During the three months ended June 30, 2007 and July 1, 2006, 515,000 and 285,000 employee options were granted, zero and 12,000 options were forfeited, respectively. During the six months ended June 30, 2007 and July 1, 2006, 555,500 and 285,000 employee options were granted, and 9,500 and 16,000 options were forfeited, respectively.

During the three and six months ended June 30, 2007, stock based employee compensation expense was $226,854 and $605,353, respectively, compared to $39,256 and $63,198 of stock based employee compensation expense during the three and six months ended July 1, 2006.

As of June 30, 2007, $1,710,064 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of 2.5 years. Additional information relative to our employee options outstanding as of June 30, 2007 is summarized below:

	Options	Options	Options
	Outstanding	Expected to Vest	Exercisable

Total number of options	9,530,884	8,937,855	6,395,280
Aggregate intrinsic value of options	$3,303,007	$3,209,910	$929,800
Weighted average remaining contractual term (years)	8.8	8.8	8.6
Weighted average exercise price	$0.93	$0.90	$1.03
Options exercised during the three and six month period ended June 30, 2007 were 50,000 and 2,862,723 shares, resulting in the issuance of 46,875 and 2,691,319 common shares.

4.	INTEREST IN RESIDUAL LEASE EQUIPMENT

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
Residuals, acquired or originated as the result of a system sale, are valued at the lower of cost or fair market value. Interest in Residual Lease Equipment consist of the following:

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2007	2006
Residual interests in equipment purchased from E-Z-Go	$1,561,706	$1,760,152
Parview residuals acquisition	505,802	601,061
Residuals recognized on system sales	2,228,146	1,626,365
Yamaha residuals acquisition	391,300	416,788

Interest in residual lease equipment	$4,686,954	$4,404,366

5.	DEBT

Debt consists of the following:

	June 30,	December 31,
	2007	2006

Revolving credit facility	$1,233,200	$—

Credit facility, 9 1/4% senior secured term loan due 2009	1,683,334	2,395,834

15% FOC letter of factoring agreement	908,005	—

12% Senior secured notes due 2007 (net of discount of $360,376)	—	4,139,624

4% Optimal license agreement due 2013	1,047,023	1,169,020

4 1/4% GPSI license agreement due 2011	767,705	842,244

7 3/4% Microsoft Capital notes payable due 2010	192,759	221,398

7 3/4% Microsoft Capital notes payable due 2011	209,698	232,062

8 3/4% Microsoft Capital notes payable due 2011	86,274	94,603

10 7/10% First Insurance Funding notes payable due 2007	17,968	52,500

First Insurance Funding note payable	53,036	—

Capital lease obligations	37,042	46,708

Total debt	6,236,044	9,193,993
Less: Current portion	(3,180,533)	(5,485,188)

Long-term debt, net of current maturities	$3,055,511	$3,708,805

Credit Facilities
On October 23, 2006, we entered into a Loan and Security Agreement (“the Agreement”) with Comerica Bank (“Bank”), as lender and security agent. The Agreement provides for (i) a revolving loan made by the Bank to us in an amount of up to $3,000,000 and (ii) a term loan made by Comerica Bank to us in the amount of $2,500,000. Draws against the revolving loan are limited to $1,000,000 against domestic accounts receivable and up to $2,000,000 against international accounts receivable, limited by ability to insure under the Company’s EXIM insurance policy; our current international limit is $500,000. In consideration for the Bank’s agreement to make the loans, we granted to the Bank a security interest, which is subject to a subordination agreement entered into with Iroquois Master Fund Ltd., dated as of October 10, 2006, in all presently existing and future collateral and inventory, as well as in certain negotiable collateral upon the occurrence of an event of default under the terms of, and as set forth in, the Agreement. The loan is also secured by a intellectual property security agreement, entered into as of June 30, 2006.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The principal and interest due under the term loan is payable in monthly installments of $52,083 in principal plus accrued interest, starting on December 1, 2006, with a final payment of all outstanding principal and interest due on the maturity date of September 30, 2009. In addition to such regularly scheduled payments, if we (a) are unable to maintain cash or cash equivalents on its balance sheet of a minimum of $1,500,000, as of the end of each fiscal quarter year and (b) an event of default shall have occurred during such fiscal year, then we shall pay within the time period stipulated in the term note an amount equal to 30% of the excess cash flow as an additional principal payment. Interest accrues under the term note at a floating rate comprised of the base rate plus 1%, which is adjusted from time to time by the Bank. As long as an event of default does not occur, the base rate shall be reduced by 0.25%.
The proceeds of the revolving loan are to be used for general working capital purposes. Interest accruing under the revolving loan shall be payable on the first day of each calendar month following the date of such note, with a lump sum payment of all outstanding principal due and payable on May 1, 2008. Interest accrues on the principal balances of the revolving loan outstanding at a floating rate equal to the base rate, as adjusted from time to time by the Bank.
As long as an event of default does not occur, the base rate shall be reduced by 0.75%. The revolving note also provides us with an option to convert the interest rate payable to a rate based on LIBOR.
If any payment of principle or interest under the Agreement shall not be made within 15 calendar days of the applicable due date, then the Bank may impose a late charge equal to 5% of such overdue amount. In the event of a default of payment of principal or interest under either of the notes after the expiration of any applicable cure periods, then the entire amounts due under such note shall be immediately due and the interest payable shall be increased by 3% until such time as any arrears are paid in full.
Upon the occurrence of an event of default, the Bank may, at its election and among other things, accelerate the indebtedness evidenced by the Agreement, cease advancing credit under the Agreement, terminate the Agreement as to any future liabilities or obligations owed by the Bank thereunder and make such payments or do such things as the Bank considers reasonable or necessary to protect its security interest in the collateral and inventory, including, but not limited to, sell or dispose of such collateral or inventory. The Bank is also granted a license or other right to use, without charge, the intellectual property of the Company as such right pertains to the collateral subject to the Bank’s security interest.
As of June 30, 2007, March 31, 2007 and December 31, 2006, we violated the covenants contained under our $2,500,000 term loan with Comerica Bank. The covenants specified a certain cash flow coverage ratio, a minimum net worth and a minimum leverage ratio. We were granted a waiver of our year-end covenants by Comerica Bank on April 16, 2007, in exchange for a waiver fee of $25,000 and a $250,000 payment against our term loan.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We were granted a further waiver on May 14, 2007 of our first quarter covenants by Comerica Bank in exchange for a waiver fee of $25,000 and two $150,000 payments against our term loan payable on May 31, 2007 and June 30, 2007, respectively. In addition, we are obligated to make payments against our term loan equal to 10% of our collections on our current outstanding accounts receivable balance with Elumina, not to exceed $230,000.
On May 24, 2007, we amended the Agreement with Comerica Bank. The amendment adjusted the interest rate that accrues on the principal balances of the revolving and term notes to 2% per annum in excess of the base rate, and removes the provisions for reductions in the interest rate under the Agreement, as long as no event of default occurs. The amendment also modified the definition of borrowing base, which was only effective through June 30, 2007, after which the meaning of the borrowing base will be as originally defined in the Agreement. In addition to the regularly scheduled principal payments required to be made pursuant to the term note (see above), the amendment obligated us to make additional principal payments on the term note of $150,000 on or before June 8, 2007 and $150,000 on or before June 18, 2007, which was included in the second waiver dated May 14, 2007. Additionally, we will be assessed a late fee of $5,000 any time the borrower base certificate is not delivered by the specified deadline pursuant to the Agreement. This fee shall be due and payable on demand and such provision will remain in effect until we receive written notice from the Bank.
On June 17, we entered into a security agreement with Calliope Capital Corporation (“Calliope”) to replace our credit facility with Comerica. The credit facility made available under the agreement is in the aggregate principal amount of $9.0 million, consisting of a $5.0 million revolving loan and a $4.0 million term loan. The revolver has a two year term, while the term loan has a five year term. The proceeds of the loans will be used to replace our credit facility with Comerica, refinance other existing indebtedness, and the remaining balance available for general working capital purposes. See Note 12 for further information regarding this transaction.
12% Senior Secured Notes
During the fourth quarter of 2006, we closed on the sale of a series of Senior Secured Notes due April 11, 2007, in the aggregate amount of $4,500,000. In January 2007, we repaid these notes in full with accrued interest utilizing the proceeds of the placement of our Series C Convertible Preferred Stock. Refer to Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements. Additionally, we incurred an expense of $381,749 which was related to a discount on these notes during the first six months of 2007, which was recorded in “Interest Expense” on the Condensed Consolidated Statement of Operations.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15% Revolving Note
On June 6, 2007, we entered into a Letter Agreement with FOC Financial Limited Partnership (“FOC”). Steven D. Fisher, one of the Company’s board of directors, is the General Partner of FOC. Pursuant to the Letter Agreement, FOC, in its sole discretion, may make advances to PSL from time to time in an amount not to exceed $1,500,000 (the “Loan”), to be collateralized by golf course management systems sold to golf courses. Advances may be borrowed, repaid, and reborrowed on a revolving basis through June 6, 2009. Upon the fulfillment of the loan conditions, including certification by PSL that it has executed lease documents, approved credit with a lease financing source and has shipped a system to a course, FOC will advance 90% of the gross proceeds of such sale, less a 1% origination fee. If any system funded pursuant to the Letter Agreement is rejected or returned, PSL has agreed to provide priority remarketing for that system. The Loan is evidenced by a Revolving Promissory Note that bears interest at 15% per annum on its outstanding principal balance. Further, in order to induce FOC to enter into this Letter Agreement, the Company agreed to issue a warrant to purchase 300,000 shares of the Company’s common stock to FOC at an exercise price of $1.35 per share, which was the market value as of 4 p.m. on June 6, 2007, and with a term of 10 years. We deferred this note issuance cost over the term of the agreement, which is recorded in “Prepaid Assets” on the Condensed Consolidated Balance Sheet as of June 30, 2007.
On June 22, 2007, we entered into an Amended and Restated Letter Agreement with FOC. The Amended and Restated Loan eliminates the requirement that domestic receivables have prior credit approval and allows borrowing on foreign receivables. In addition, FOC will advance 100% of any accounts receivable related to a foreign purchaser. The Amended and Restated Loan is evidenced by an Amended and Restated Revolving Promissory Note that bears the same terms as the original Loan (see above). No additional warrants were issued in connection with the amendment of the loan.
License Agreements
The 10.7% Optimal note payable relates to a license for the use of a patent, including all related and derivative patents, on a non-exclusive basis obtained for a differential GPS as applied to determining the approximate distance from a golf ball to a cup.
On October 25, 2006, we settled a dispute with GPSI, which included a license agreement. The agreement called for the payment of a total of $1,200,000, payable as follows: an initial payment of $202,500, followed by 19 quarterly payments of $52,500 each, commencing on February 1, 2007. In consideration of the compliance with our obligations under the settlement agreement, GPSI agreed to grant to us, as of the date of the settlement agreement, a fully-paid up license, the terms of which are more fully set forth in the license agreement.
Microsoft Notes Payables
The Company’s notes payables are to Microsoft Capital for the purchase of our ERP system we implemented in 2006. We incur a quarterly expense of approximately $39,000 related to these notes. These notes are collateralized by certain equipment assets.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.	ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Other accrued liabilities and current liabilities consist of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Wages, commissions and related benefits	$748,711	$928,253
Professional fees	79,634	183,446
Accrued vendor liability	—	307,294
Accrued liability for predecessor claims	54,545	200,000
Accrued interest payable	10,315	65
Accrued liability for lease buyouts	—	281,754
Sales tax payable	40,547	13,850
Other accrued expenses and current liabilities	75,020	—

Total accrued expenses and other current liabilities	$1,008,772	$1,914,662

During the six months ended June 30, 2007, accrued expenses and other current liabilities decreased due to a reduction in our accrued vendor liability of $307,294, a decrease in our liability for predecessor claims by $145,455 due to a settlement in December 2006, a decrease in our accrual for lease buyouts by $281,754 and a decrease of approximately $112,000 in legal accruals.

7.	COMMITMENTS AND CONTINGENCIES

Litigation — We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink. As of June 30, 2007, we have no accrual related to litigation.

Registration Payment Arrangements — During the first quarter of 2007, through a private offering, we completed a sale of an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. In addition, pursuant to a Registration Rights Agreement, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. As of June 30, 2007 we have an effective registration statement covering these shares. See Note 8 for additional information.

Letter of Intent with Elumina — On January 18, 2007, we signed a non-binding letter of intent to acquire our largest distributor, Elumina and all of Elumina’s operating subsidiaries. The acquisition is subject to the signing of a definitive purchase agreement, audits for required reporting periods, completion of due diligence, and various regulatory and shareholder approvals. As of June 30, 2007, the Company is still working on the items subject to the signing the purchase agreement.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.	STOCKHOLDERS’ EQUITY (DEFICIT)
The changes in Stockholders’ Equity (Deficit) from December 31, 2006 through June 30, 2007 consist of the following:

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance as December 31, 2006	34,927,781	$3,493	$16,323,377	$(15,736,551)	$590,319
Series C Preferred Shares converted to common stock	8,623,846	862	11,640,090	—	11,640,952
Dividends paid	—	—	—	(3,720,938)	(3,720,937)
Common stock and warrants issued	34,000	3	2,838,458	—	2,838,461
Stock-based compensation*	—	—	605,353	—	605,353
Exercises of stock-based options* and warrants	2,691,319	270	(270)	—	—
Net loss	—	—	—	(3,985,746)	(3,985,746)

Balance as of June 30, 2007	46,276,946	$4,628	$31,407,008	$(23,443,235)	$7,968,401

* Refer to Note 3.
Common Stock
We issued 34,000 shares of common stock to Barretto Pacific Corp. for investor relations services to be provided. These shares were held in escrow and were released on May 1, 2007. Barretto Pacific is retained for future periods as our investor relations firm.
Series C Convertible Preferred Stock
The Company has 10,000,000 shares of authorized Preferred Stock as of June 30, 2007, with zero shares outstanding. A series of Preferred Stock (“Series C Convertible Preferred Stock”) consisting of 1,142 shares, with a par value of $.001 per share, were issued and converted to common stock during the first six months of 2007. Series C Convertible Preferred Stock has voting rights equivalent to common shareholders and the number of votes is based on the number of underlying common shares the preferred shares are convertible into.
In the first quarter of 2007, through a private offering, we issued an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. In addition, pursuant to a Registration Rights Agreement, dated as of January 8, 2007, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. We filed a registration statement covering these shares, which was effective June 6, 2007. On the effective date, all shares of our Series C Convertible Preferred Stock automatically converted into the number of shares of common stock or warrants to purchase common stock into which such shares were convertible. Total common shares and warrants issued upon conversion was 8,622,927 and 4,225,400, respectively.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We are required to use our best efforts to keep the Registration Statement effective under the Securities Act until the date when all registerable securities may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act. In the event that the effective date of the Registration Statement ceases to be effective for more than 30 consecutive trading days, or an aggregate of 45 trading days in any twelve month period, prior to the expiration of its Effectiveness Period, then in addition to any rights available to the Investors under the Registration Rights Agreement or applicable laws, we are required to pay to each Investor an amount in cash equal to 1% of the aggregate purchase price paid by such Investor pursuant to the Purchase Agreement, on the date of such event and on each 30-day anniversary of such event until it is cured. Merriman Curhan Ford & Co. acted as the placement agent in connection with the December 31, 2006 offering but was not compensated with respect to the offering in January 2007. We paid $969,930 in fees associated with the offering.
Prior to conversion date, the Series C Convertible Preferred Shares accrued dividends at a rate of 5.0% per annum. Dividends accrued and accumulated, whether or not earned or declared. As of June 6, 2007, accrued dividends of approximately $233,000 were paid in common stock on the date of conversion. The Series C Convertible Preferred Stock were issued with a beneficial conversion feature, which required us to record a deemed dividend of $3,900,501 during the first quarter of 2007, as we anticipated automatic conversion of the preferred stock as soon as the registration statement covering the common stock and warrants was effective. On the conversion date, total deemed dividends was decreased by $179,563 to $3,720,938. For the six months ended, this included the 5% accrued dividends and the deemed dividends related to the beneficial conversion feature.
Stock Purchase Warrants
We have outstanding warrants to purchase shares of our common stock.
During the six months ended June 30, 2007, we issued a warrant to purchase 300,000 shares of our common stock to FOC at an exercise price of $1.35 per share, which was the market value on June 6, 2007, vest in two years and have a term of 10 years. This note issuance cost is deferred and will be expensed over the two year vesting period. As of June 30, 2007, the note issuance cost are classified in “Prepaid Assets” on the Condensed Consolidated Balance Sheet.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The outstanding and exercisable warrants as of June 30, 2007 and December 31, 2006 are as follows:

	As of June 30,		As of December 31,
	2007		2006
	Number of	Warrant	Number of	Warrant
	Warrants	Price Ranges	Warrants	Price Ranges

Warrants outstanding at the beginning of the period	5,371,773	$1.00 to $2.00	3,080,121	$1.00 to $1.50

Warrants issued	4,719,801	$1.35 to $1.60	2,291,652	$1.35 to $2.00

Warrants outstanding	10,091,574	$1.00 to $2.00	5,371,773	$1.00 to $2.00

Warrants exercisable	9,358,241	$1.00 to $2.00	4,938,440	$1.00 to $2.00

The weighted average exercise price of warrants that were exercisable as of June 30, 2007 and December 31, 2006 was $1.36 and $1.32, respectively. The weighted average remaining contractual life of warrants outstanding as of June 30, 2007 was 4.35 years.

During the three and six months ended June 30, 2007, warrant expense was $57,823 and $103,272, respectively, compared to $7,712 and $35,558 warrant expense during the three and six months ended July 1, 2006. We utilize the same assumptions for calculating the fair value of warrants as we use in calculating the fair value of stock options. See Note 3.

9.	RELATED PARTY TRANSACTIONS

FOC Financial LP — On June 6, 2007, we entered into a Letter Agreement with FOC Financial Limited Partnership (“FOC”). Steven D. Fisher, one of the Company’s board of directors, is the General Partner of FOC. Pursuant to the Letter Agreement, FOC, in its sole discretion, may make advances to PSL from time to time in an amount not to exceed $1,500,000 (the “Loan”), to be collateralized by golf course management systems sold to golf courses. Advances may be borrowed, repaid, and reborrowed on a revolving basis through June 6, 2009. Upon the fulfillment of the loan conditions, including certification by PSL that it has executed lease documents, approved credit with a lease financing source and has shipped a system to a course, FOC will advance 90% of the gross proceeds of such sale, less a 1% origination fee. If any system funded pursuant to the Letter Agreement is rejected or returned, PSL has agreed to provide priority remarketing for that system. The Loan is evidenced by a Revolving Promissory Note that bears interest at 15% per annum on its outstanding principal balance. Further, in order to induce FOC to enter into this Letter Agreement, the Company agreed to issue a warrant to purchase 300,000 shares of the Company’s common stock to FOC at an exercise price of $1.35 per share, which was the market value as of 4 p.m. on June 6, 2007, and with a term of 10 years.

On June 22, 2007, we entered into an Amended and Restated Letter Agreement with FOC. Pursuant to the Amended and Restated Letter Agreement, FOC, in its sole discretion, may make advances to PSL from time to time in an amount not to exceed $1,500,000 (the “Amended and Restated Loan”), to be collateralized by golf course management systems sold to golf courses. The Amended and Restated Loan eliminates the requirement that domestic receivables have prior credit approval and allows borrowing on foreign receivables. In addition, FOC will advance 100% of any accounts receivable related to a foreign purchaser. The Amended and Restated Loan is evidenced by an Amended and Restated Revolving Promissory Note that bears the same terms as the original Loan (see above). No additional warrants were issued in connection with the amendment of the loan.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On September 18, 2006, we entered into a Letter Factoring Agreement with FOC Financial L.P.. The Loan was evidenced by a revolving promissory note. In order to induce FOC to enter into this Letter Factoring Agreement, we agreed to issue a warrant to purchase 250,000 shares of our common stock to FOC at an exercise price of $1.60 per share with a term of 10 years. We borrowed and repaid an aggregate of $846,892 under this agreement and paid fees of $4,214 to FOC prior to its expiration during 2006.

Andrew Wing — On July 10, 2006, we appointed Mr. Andrew L. Wing as a member of the Board of Directors. In connection with such appointment, we entered into a Consulting Agreement, dated July 10, 2006 with Mr. Wing. The Consulting Agreement provides that Mr. Wing will provide certain advertising sales services to us in exchange for commissions, 5% for the first three years and 2% for the fourth and fifth years, that will be paid for with revenues received by us from advertisers. After the fifth year, no further commissions will be paid. The Consulting Agreement shall continue on a month-to-month basis and may be terminated by us upon written notice. ProLink has not paid any commissions to Mr. Wing as of June 30, 2007.

10.	CONCENTRATIONS

International Revenue — International revenue, derived primarily from customers in Europe and Asia, was approximately $1,607,303, or 29.4%, of total revenue for the three months ended June 30, 2007 and $1,763,800, or 28.3%, for the three months ended July 1, 2006. For the six months ended June 30, 2007 and July 1, 2006, International revenue was approximately $4,291,528, or 35.2%, and $4,018,027, or 33.3%, respectively, of total revenue.

We have an exclusive licensing and distribution agreement with Elumina pursuant to which Elumina acts as an exclusive distributor of our products in Europe, the Middle East, Australia, Malaysia, and South Korea. The Company has no international assets. Therefore, all of our International revenue in both periods presented was generated from our European distributor, Elumina. As of June 30, 2007 and December 31, 2006 accounts receivable due from Elumina were $3,475,681 and $393,187, respectively.

Additionally, on January 18, 2007, we signed a non-binding letter of intent to acquire Elumina and all of its operating subsidiaries. The acquisition is subject to the signing of a definitive purchase agreement, audits for required reporting periods, completion of due diligence, and various regulatory and shareholder approvals. As of June 30, 2007, the Company is still working on the items subject to the signing the purchase agreement.

Significant Vendor — During the six months ended June 30, 2007, we utilized two vendors for substantially all of the manufacturing of our GPS systems. Historically, we utilized only one vendor to manufacture our GPS systems.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.	SALES AND MARKETING AND FINANCING AGREEMENTS

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

The Company has a past due receivable from E-Z-Go recorded at June 30, 2007 in connection with funds due the company for services rendered under Pay-for-Play agreements billed and administered by E-Z-Go. E-Z-Go disagrees with our calculation of the past due receivable amount and actually claims an amount due to them. However, we believe that we have a strong position and will recover all amounts due.

Purchase of Assets from E-Z-Go — On June 1, 2005 we purchased certain assets from E-Z-Go, a division of Textron, Inc., in exchange for cash and debt. We purchased 2,945 ProLink video display units and roofs, 900 ProLink computer units, the assignment of 24 golf lease contracts in default at the time of the transaction and E-Z-Go’s residual interest in all systems that were leased under leases that matured prior to the date of the agreement or were in default as of March 25, 2005 and E-Z-Go’s residual interest in all systems that are leased under leases that mature without default in the future. The asset purchase was allocated as follows: $416,160 to inventory, $153,000 to service inventory, $1,889,571 to residual interests in leased GPS systems installed at golf courses and $1,143,723 to satisfy an obligation of ProLink, Inc., a predecessor company.

In June 2006, under the terms of the asset purchase agreement, we prepaid our obligation to E-Z-Go and received a prepayment discount of $929,577, which is recorded as a “Gain on Early Extinguishment of Debt” on the Condensed Consolidated Statement of Operations..

Financing Agreement — The Company and E-Z-Go were parties to a financing arrangement with an independent third party, NC Golf (NCG), a division of National City Bank. This agreement expired as of December 31, 2005. Under the agreement, NCG obtained the right of first refusal to finance new sales. Prior to expiration, all NCG Pay-for-Play leases were placed in a pool. ProLink provided NCG a limited guarantee of the performance of the Pay-for-Play leases in the portfolio, which has now expired.

We and E-Z-Go have also agreed to remarket, on a best efforts basis, any course assets that do not meet minimum performance criteria. We will be compensated for any remarketing activity.

During the term of the lease, all Pay-for-Play revenue after payment of “debt service’’ and a monthly processing fee of $7,500 is deposited into an escrow account. “Debt Service’’ is defined as the amount needed to fully amortize to zero NCG’s purchase costs plus a rate of return, over the life of the lease. Funds will be released from escrow when the minimum reserve amount (less amounts paid by E-Z-Go or us) is accumulated in the escrow account. After payment of the service and administration cost, any remaining funds will be distributed 90% to us and 10% to NCG. If course assets are sold, any residual amount after payment of debt service (if any is owed) will be distributed under the same formula. See Note 4 for the our interest in residual lease equipment.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain service revenues associated with Pay-for-Play leases are administered under an arrangement with NCG. Under the terms of the program, the Pay-for-Play transactions are pooled and are subject to a maximum reserve of 10% of the leases entered into during the first twelve months of the agreement. Further, any revenues received from Pay-for-Play transactions in excess of the debt service amount is held in escrow, up to an amount equal to the maximum reserve. As of June 30, 2007 and December 31, 2006, the reserve, presented in “Deposits and Other Assets” on the Condensed Consolidated Balance Sheets was $856,410 for both periods presented.

12.	SUBSEQUENT EVENTS

On July 9, 2007, we entered into letter agreements with Robeco WPG Distressed/Special Situations Overseas, L.P. (“Special Situations”) and Robeco Event-Driven Multi-Strategy Overseas, L.P. (“Multi-Strategy,” together “WPG”). Pursuant to the Letter Agreements, Special Situations and Multi-Strategy, in their sole discretion, may make advances to ProLink from time to time in an amount not to exceed an aggregate of $1,500,000 (the “Loans”), to be collateralized by golf course management systems sold to golf courses. Advances may be borrowed, repaid, and reborrowed on a revolving basis through July 6, 2009. Upon the fulfillment of the loan conditions, including certification by ProLink that it has executed lease documents, approved credit with a lease financing source and has shipped a system to a course, WPG will advance 90% of the base purchase price of a ProLink GPS System less a 1% origination fee. In addition, WPG will advance 100% of any accounts receivable related to a foreign purchaser. If any system funded pursuant to the letter agreement is rejected or returned, we have agreed to provide priority remarketing for that system. The Loans are evidenced by revolving promissory notes that bear interest at 15% per annum on its outstanding principal balance. Further, in order to induce Special Situations and Multi-Strategy to enter into these agreements, we agreed to issue 10 year warrants to purchase up to 300,000 shares of common stock at an exercise price of $1.35 per share. Of the warrants, 60,000 were issued upon execution of the loans, and the remaining 240,000 were issued in accordance with the loan documents upon the first draw against the loans.

On August 17, 2007, we entered into a security agreement with Calliope. The parties to the agreement also entered into certain related ancillary documents. The credit facility made available under the agreement is in the aggregate principal amount of $9.0 million, consisting of a $5.0 million revolving loan and a $4.0 million term loan. The revolver has a two year term, while the term loan matures in five years and requires amortization of its principal balance in 48 equal monthly payments beginning on September 1, 2008. On and after the first anniversary of the date of the agreement, Calliope shall have the right to convert principal due under the term loan into the Company’s common stock at a fixed conversion price per share of common stock of (i) $1.40 with respect to the first $1,333,333 of the principal amount; (ii) $1.50 with respect to the next $1,333,333 of the principal amount; and (iii) $1.67 with respect to the remaining $1,333,334 of the principal amount. The proceeds of the loans are to be used to refinance our existing indebtedness, with the remaining balance available for general working capital purposes. Pursuant to and in connection with the agreement, we have granted to Calliope a security interest in all of our assets and intellectual property, and the Company has pledged its ownership interest in ProLink Solutions.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The borrowings under the revolver and the term loan will bear interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus 2%, subject to a floor of 9% and a cap of 13%. Upon an event of default under the loan, we shall pay additional interest on the outstanding principal balance in an amount equal to 2% per month. The agreement requires us to meet certain financial tests and contains certain covenants that, among other things, restrict additional indebtedness, liens, investments, restricted payments, transactions with affiliates, asset dispositions, and other matters customarily restricted in such agreements.
In connection with the credit facility, we issued a common stock purchase warrant to Calliope. Pursuant to the warrant, Calliope is entitled to purchase from the Company, for a period of five years, 3,567,568 shares of common stock at an exercise price of $1.40 for the first one-third of the shares, $1.50 for the next one-third of the shares, and $1.60 for any additional shares.
Additionally, we entered into a registration rights agreement with Calliope. Under the registration rights agreement, we agreed to file a registration statement registering for re-sale shares of common stock of the Company issuable upon conversion of the term note and exercise of the warrant no later than 300 days after the date of the agreement, and to use commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable thereafter.

PROLINK HOLDINGS CORP.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information included in this Quarterly Report on Form 10-QSB contains certain forward-looking statements that involve potential risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes filed on this Form 10-QSB and our Annual Report, including the factors set forth in the section titled “Forward-Looking Statements”, “Risks Related to Our Business” and other factors affecting future results, as well as, our other filings made with the Securities and Exchange Commission (the “SEC”).
Our principal offices are located at 410 South Benson Lane, Chandler, Arizona 85224 (telephone number (480) 961-8800 and website address http://www.goprolink.com). The Company makes available its reports on Form 10-KSB, 10-QSB, and 8-K (as well as all amendments to these reports) on its website, free of charge, at the Investor Relations section as soon as practicable after they have been electronically filed.
The Company files annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy statements, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov.
RISK FACTORS
Investing in our stock is highly speculative and risky. You should be able to bear a complete loss of your investment. Before making an investment decision, you should carefully consider the following risk factors in conjunction with any other information included or incorporated by reference in, including in conjunction with “Forward-Looking Statements” and “Risks Related to Our Business” included in our 10-KSB for the year ended December 31, 2006. If any event or circumstance described in the following risk factors actually occurs, it could materially adversely affect our business, operating results and financial condition. The risks and uncertainties described below are not the only ones, which we face. There may be additional risks and uncertainties not presently known to us or those we currently believe are immaterial which could also have a negative impact on our business, operating results and financial condition.

PROLINK HOLDINGS CORP.
If we fail to maintain an effective system of internal controls and disclosure controls and procedures, we may not be able to accurately report our financial results.
Effective internal controls are necessary for us to provide reliable financial statements and effectively prevent fraud. If we cannot provide reliable financial statements or prevent fraud, our business and operating results could be harmed. In connection with our financial audit of our consolidated financial statements for the year ended December 31, 2006, we received a large number of potential adjusting journal entries. Therefore, we concluded we had a material weakness in our internal control structure and disclosure controls at year end and at March 31, 2007. We remediated these weaknesses and no such material weaknesses were noted in the quarter ended June 30, 2007. Inferior internal controls could harm our operating results or cause us to fail to meet our reporting obligations and could also cause our current and potential stockholders to lose confidence in our reported financial statements, which could have a negative effect on the price of our stock. We expect to continue to strengthen our controls and remediate any deficiencies that we find as we prepare for full Sarbanes-Oxley compliance.
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
Refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 for a discussion of critical accounting policies. We have identified the following accounting principles that we believe are key to an understanding of our financial statement and require management’s most difficult, subjective judgments. These critical accounting policies include revenue recognition, cost of revenue and operating expenses, accounting for allowances for uncollectible accounts receivable and inventory obsolescence, accounting for our interest in residual lease equipment, and accounting for our share based compensation. During the six months ended June 30, 2007, there were no material changes to these policies except for revenue recognition.
Revenue Recognition — System sales revenue is derived from the sale of our GPS systems. Revenue from the sale, which includes new system installations and upgrades, through our direct sales channels, other than distributors, is generally recognized upon installation of the system and acceptance by the golf course customer. Sales to international distributors is generally recognized upon shipment from our contract manufacturer.
Service revenue is derived from service contracts in effect with users of our Systems is recognized monthly at the time of billing. For service requirements outside of the scope of service contracts, customers are billed on a time and materials basis. Service revenue from golf course customers with Pay-for-Play leases is retained by third party lease companies until certain escrow amounts are attained.

PROLINK HOLDINGS CORP.
Financing revenue is earned from providing or arranging financing with third party lenders for golf courses for the purchase of the ProLink GPS system, turf and grounds equipment and other capital needs. Revenue is earned upon the binding execution of the financing transaction. In certain transactions, where we act strictly as an agent, the revenues are recorded on a net basis.
Advertising revenue is earned from sales of advertising space on our GPS system screen. We entered into contracts with advertising customers based on course locations, frequency of the advertisement, advertising by the hole and price. We require our golf course customers to sign an exclusivity agreement for the advertising based on the remaining and/or full term of their service agreement. This entitles the golf course to 50% of the net revenue earned from advertising. We do not act as an agent, therefore, advertising revenue is recorded on a gross basis and earned ratably over the life of the contract.
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
While the Systems provide yardage information for golfers, their primary benefit is their course management functionality to the golf course. ProLink offers maintenance services for all of its products.
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
Results of Operations
The financial results for the three and six months ended June 30, 2007 and July 1, 2006 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations of this Quarterly Report on Form 10-QSB. Results for interim periods may not be indicative of the results for the full year.

PROLINK HOLDINGS CORP.
Three Months Ended June 30, 2007 and July 1, 2006

	Three Months Ended
	June 30,	July 1,	Change
	2007	2006	$	%
REVENUES:
System Installation Revenue	$4,658,410	$5,079,502	$(421,092)	-8.3%
Service Revenue	666,448	787,746	(121,298)	-15.4%
Finance Revenue, net	—	347,315	(347,315)	-100.0%
Advertising Revenue	134,178	28,430	105,748	n/a

Total Revenue	5,459,036	6,242,993	(783,957)	-12.6%

COST OF REVENUES:
System Installation Cost	2,334,491	2,485,600	(151,109)	-6.1%
Service Cost	848,283	694,318	153,965	22.2%
Other Cost	86,666	—	86,666	n/a

Total Cost of Revenue	3,269,440	3,179,918	89,522	2.8%

Gross Margin	2,189,596	3,063,075	(873,479)	-28.5%

Operating Expenses	4,105,002	3,018,843	1,086,159	36.0%

Income (Loss) from Operations	(1,915,406)	44,232	(1,959,638)	n/a

Total Other (Income) Expense	196,378	(708,481)	904,859	n/a

Income (Loss) Before Taxes	$(2,111,784)	$752,713	$(2,864,497)	n/a

Revenue
Total revenue was approximately $5.5 million and 6.2 million for the three months ended June 30, 2007 and July 1, 2006, respectively, a decrease of approximately $0.8 million, or 12.6%. The decrease in total revenue was driven primarily by decreases in finance revenue of $0.3 million, new system upgrades of approximately $0.5 million, International sales of $0.2 million and decreased service revenue of $0.1 million. These decreases were partially offset by increases in domestic new system installs of $0.2 million and advertising revenue of $0.1 million.
Decreases in upgrades of approximately $0.1 million was due to the change in the contra residual revenue treatment during the third quarter of 2006. During the first six months of 2006, contra residual revenue was accounted for gross and presented as decrease in cost of revenue. We now account for these contra residuals as a reduction of new system upgrades revenues. Additionally, volume on new system upgrades remained unchanged, while revenue decreased due to a decrease in the average selling price. Volume decreased on domestic new system installs during the quarter, while total revenue increased due to an increase in the average selling price. The decline in finance revenue was due to a limited number of systems that became eligible for lease renewals during the second quarter. The increases in advertising revenue were due to the implementation of our advertising initiative in 2007. We expect continued increases in advertising revenue during 2007.
Cost of Revenues
Cost of revenues for the three months ended June 30, 2007 increased approximately $0.1 million compared to the same period in 2006. The increase was related to domestic new system installs as more units were installed in 2007 compared to 2006, increases in service cost related to contract labor and material cost and increase in advertising cost. Contract labor increased due to new system installs and fleet swaps during 2007. Material cost increased in the three months of 2007 due to increased fleet swaps, other reconditioning inventory projects and inventory adjustments made during 2007. Additionally, we invested in a new motherboard design which increased manufacturing costs. We expect the new design, along with supply chain initiatives, to lower manufacturing costs by approximately 12%.

PROLINK HOLDINGS CORP.
Other cost, which includes advertising and refinance cost, increased solely due to increases in advertising cost, as there was zero cost related to refinances during the three months ended June 30, 2007. These increases in cost of revenue were primarily offset by new install upgrades and international new system installation cost. New install upgrades cost decreased approximately $0.2 million related to the contra residual revenue, which in 2007 is presented as a reduction of upgrades revenues. In the first six months of 2006, the residual upgrade cost was presented as a cost of revenue. The Company revised this in the third quarter of 2006.
Gross Margin
Gross Margin for the three months ended June 30, 2007 was approximately $2.2 million, or 40.1%, of total revenues compared to approximately $3.1 million or 49.1% of total revenues for the three months ended July 1, 2006. Gross margin was impacted by the items above.
OPERATING EXPENSES
Total Operating Expenses
Total operating expenses increased $1.1 million, or 36.0%, to $4.1 million for the three months ended June 30, 2007 from $3.0 million over the same period in 2006. The increase is primarily related to increased General and Administrative costs of approximately $0.8 million.
Sales and Marketing
Sales and Marketing expenses increased $0.1 million for the three months ended June 30, 2007 from $0.8 million in the three months ended July 1, 2006. The increase was primarily related to an increase in sales personal headcount and a reversal of remarketing rebates that was no longer valid for reimbursement to our distributor.
General and Administrative
General and administrative costs increased $0.8 million, or 62.6% for the three months ended June 30, 2007 compared to the three months ended July 1, 2006. This increase is primarily related to an increase of $0.3 million in SFAS 123R expenses, an increase of $0.1 million in accounting and Sarbanes-Oxley compliance costs and $0.4 million related to additional personnel cost. Personnel cost increase is driven primarily by increased headcount costs including salaries and recruiting fees associated with the year over year growth of ProLink.

PROLINK HOLDINGS CORP.
Other (Income) Expense
Other (Income) Expense increased to an expense of $0.2 million in the period ended June 30, 2007 from other income of ($0.7) million over the same period in 2006. This resulted from an increase in interest expense in 2007 related to our credit facilities with Comerica Bank and unamortized loan cost of approximately $0.4 million. These unamortized loan cost were related to warrants issued, which expired in April 2007, that were related to the Senior notes we retired in the first quarter of 2007. In 2006, we realized a prepayment gain of ($0.9) million related to our obligation with E-Z-Go.
Six Months Ended June 30, 2007 and July 1, 2006

	Six Months Ended
	June 30,	July 1,	Change
	2007	2006	$	%

REVENUES:
System Installation Revenue	$9,860,074	$9,796,441	$63,633	0.6%
Service Revenue	1,197,325	1,219,532	(22,207)	-1.8%
Finance Revenue, net	981,786	1,012,475	(30,689)	-3.0%
Advertising Revenue	153,534	28,580	124,954	n/a

Total Revenue	12,192,719	12,057,028	135,691	1.1%

COST OF REVENUES:
System Installation Cost	5,038,823	4,990,068	48,755	1.0%
Service Cost	1,728,832	1,387,644	341,188	24.6%
Other Cost	272,025	—	272,025	n/a

Total Cost of Revenue	7,039,680	6,377,712	661,968	10.4%

Gross Margin	5,153,039	5,679,316	(526,277)	-9.3%

Operating Expenses	8,485,949	5,746,874	2,739,075	47.7%

Loss from Operations	(3,332,910)	(67,558)	(3,265,352)	n/a

Other (Income) Expense	652,836	(1,150,217)	1,803,053	n/a

Income (Loss) Before Taxes	$(3,985,746)	$1,082,659	$(5,068,405)	n/a

Revenue
Total revenue was approximately $12.2 million and $12.1 million for the six months ended June 30, 2007 and July 1, 2006, respectively, representing an increase of approximately $0.1 million. The increase in total revenue was driven primarily by an increase of $0.7 million in domestic new system sales due to a increase in the average selling price per unit, and a increase of $0.1 million in advertising. These were substantially offset by the decrease in new system upgrades of $0.9 million, which was due to the reclassification in 2007 of the contra residual to revenue which did not occur in the first six months of 2006 and the decrease in the average selling price per unit.
Cost of Revenue
Cost of revenue increased $0.7 million, or 10.4%, for the six months ended June 30, 2007 over the same period in 2006. The increase was primarily due to increased service cost of $0.3 million, increases in refinance cost of approximately $0.2 million and an increase in advertising cost of approximately $0.1 million.

PROLINK HOLDINGS CORP.
New system installation cost increased proportionately to the increase in the associated revenue. Service cost increased due to contract labor increases of $0.2 million related to new system installs and increased fleet swaps during 2007. Material cost increased $0.2 million in the six months of 2007 due to increased fleet swaps, other reconditioning inventory projects and inventory adjustments made during 2007. These increase were substantially offset by a reduction in cost of new system upgrades of $0.4 million. The decrease in cost of new upgrades was related to the decrease in contra residual cost, which in 2007 is presented as a reduction of revenue (see above).
Additionally, we invested in a new motherboard design which increased manufacturing. We expect the new design, along with supply chain initiatives, to lower manufacturing costs by approximately 12%.
Gross Margin
Gross margin for the six months ended June 30, 2007 was approximately $5.2 million, or 42.3%, of total revenues compared to approximately $5.7 million, or 47.1%, of total revenues for the six months ended July 1, 2006. Gross margin was impacted by the items stated above.
OPERATING EXPENSES
Total Operating Expenses
Total operating expenses increased $2.7 million, or 47.7%, to $8.5 million for the six months ended June 30, 2007 from $5.7 million in the six months ended July 1, 2006. The increase is primarily related to increased Sales and Marketing expenses of $1.0 million and $1.7 million in increased General and Administrative expenses.
Sales and Marketing
Sales and Marketing expenses increased $1.0 million, or 72.7% to $2.4 million for the six months ended June 30, 2007 from $1.4 in the six months ended July 1, 2006. The increase was primarily related to an increase of approximately $0.3 million related to our attendance at the PGA show in Orlando and the GIS show in Las Vegas, $0.3 million related to our creation of ProLink Media and its associated personnel costs and a $0.1 million expense that we recognized related to commission advances of personnel that have left the company. The remaining increase was primarily related to an increase in headcount for new systems sales personnel.
General and Administrative
General and administrative costs increased $1.6 million, or 67.2%, during the six months ended June 30, 2007 from $2.5 million in the six months ended July 1, 2006. This increase is primarily related to a non-cash SFAS 123R expense of $0.6 million, an increase in accounting and Sarbanes-Oxley compliance costs of $0.2 million, an increase in facility cost of $0.2 million and approximately $1.4 million in additional personnel cost, related to increased headcount costs including salaries and recruiting fees associated with the year over year growth of ProLink. These increases were partially offset by reduction in legal cost.

PROLINK HOLDINGS CORP.
Other (Income) Expense
Other (Income) Expense changed to an expense of $0.7 million in the six months ended June 30, 2007 from income of ($1.2) million in the prior period of 2006. This resulted from an increase in interest expense related to our credit facilities with Comerica Bank and a increase in interest expense of $0.4 million related to unamortized loan cost (warrants issued), which expired in April 2007, that were issued with the Senior notes we retired in the first quarter of 2007. In addition, Other (Income) Expense for the 2006 period includes a one-time gain of ($0.5) million related to a litigation reserve that we reversed as a result of the resolution of the ParView, Inc. bankruptcy and a prepayment discount of ($0.9) million related to our obligation with E-Z-Go.
Liquidity And Capital Resources
Historically we have incurred substantial operating losses requiring us to seek capital in the forms of both debt and equity. However, our cash balances, cash flows and credit facilities are expected to be sufficient to meet our expected, recurring operating commitments and to fund planned capital expenditures during 2007. Should we fail to meet budget goals during 2007 we may require additional funding from debt or equity sources. Management will take advantage of favorable market conditions to raising additional capital should the opportunity present itself during the 2007 year. Our current priorities for the use of our cash are investment in projects intended to generate additional revenue and to increase our product delivery and operational effectiveness as well as funding our liquidity needs.
At June 30, 2007, we had approximately $1.4 million in cash and cash equivalents and investments, compared to approximately $2.4 million at December 31, 2006.
On June 17, we entered into an agreement with Calliope Calliope to replace our credit facility with Comerica. The credit facility made available under the agreement is in the aggregate principal amount of $9.0 million, consisting of a $5.0 million revolving loan, with a two year term and a $4.0 million term loan. The revolver has a two year term, while the term loan has a five year term. The proceeds of the loans will be used to replace our credit facility with Comerica, refinance other existing indebtedness, and the remaining balance for general working capital purposes. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding this transaction.
For the first six months of 2007, we used approximately $7.7 million for operations, primarily to finance accounts receivable to our distributor, Elumina Iberica S.A. (“Elumina”). We have extended terms to Elumina to assist with financing the growth of their system sales, primarily in Europe. Other uses of cash were for working capital requirements during the first six months of 2007.
In the first six months of 2007, investing activities used approximately $0.4 million for the acquisition of assets of Scorecast, which is described in the Note 2 to Unaudited Condensed Consolidated Financial Statements. Additionally, during the period we used approximately $0.1 million to capital expenditures.
Financing activities provided approximately $7.2 million in cash, primarily from the proceeds from the sale of Series C Convertible Preferred Stock of $10.2 million (net of related financing cost), the proceeds from the FOC letter factoring agreement of $0.9 million and proceeds from the modification to our credit facility of $1.9 million. We used $6.2 million of the proceeds to make principal payments on debt and retire the 12% Senior secured debt.

PROLINK HOLDINGS CORP.
Recent Accounting Pronouncements
In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses income statement presentation and disclosure requirements for taxes assessed by a governmental authority that are directly imposed on and concurrent with a revenue-producing transaction between a seller and a customer, including sales, use, value-added and some excise taxes. EITF 06-3 permits such taxes to be presented on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues). The Company has historically presented and will continue to present such taxes on a net basis.
In September 2006, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” This guidance requires the application of EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF No. 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment, and provides guidance for the classification of the expense. EITF No. 06-1 is effective for the first fiscal year that begins after June 15, 2007. We do not expect the adoption EITF No. 06-1 to have a material impact on our financial position or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). The objective of the statement is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS 157 will be effective for interim and annual reporting periods beginning after November 15, 2007. We do not expect the adoption SFAS 157 to have a material impact on our financial position or results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. We have not yet determined whether we will adopt the alternatives provided in this standard.

PROLINK HOLDINGS CORP.
Item 3. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that our internal controls and disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-QSB to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities. As indicated in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, we had received a large number of potential adjusting journal entries during the 2006 audit which led us to conclude that we had a material weakness in our internal control structure and disclosure controls as of the end of the period covered by such Annual Report on Form 10-KSB and on Form 10-QSB as of December 31, 2006 and March 31, 2007, and such internal controls and disclosure controls were not effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities as of the end of both periods. As a result of the actions described below, no such material weaknesses were noted in the quarter ended June 30, 2007. We did incur some additional personal cost associated with the remediation of our internal controls or disclosure controls. We continue to strengthen our internal controls as we prepare for full Sarbanes-Oxley compliance by the end of fiscal year 2007.
(b) Changes in Internal Controls. We have evaluated our internal control over financial reporting as of the end of our second fiscal quarter, the period covered by this Quarterly Report on Form 10-QSB, as discussed above. There were changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the first six months of our current fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which involved the hiring of additional staff to remediate our material weakness. During the first quarter of our current fiscal year, we replaced our existing accounting manager with an experienced Certified Public Accountant in order to help remediate our weakness related to our disclosure controls and procedures. Subsequently, during the second quarter of our current fiscal year, we hired a Director of External Reporting, who is a Certified Public Accountant, to further remediate our material weakness. As a result of such changes in our staff, we believe our material weakness related to our disclosure controls and procedures has been eliminated and our internal controls will continue to strengthen as we prepare for our SOX compliance.

PROLINK HOLDINGS CORP.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information regarding legal proceedings is incorporated by reference from Note 7 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In December 2006 and January 23, 2007, we entered into Securities Purchase Agreements, with certain investors, pursuant to which we agreed to sell to the Investors in a private offering an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. In addition, pursuant to a Registration Rights Agreement, dated as of January 8, 2007, we agreed to register the resale of the shares of common stock underlying the Series C Convertible Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. We filed a registration statement covering these shares and it was effective on June 6, 2007. All shares of our Series C Convertible Preferred Stock automatically converted into the number of shares of common stock into which such shares were then convertible on June 6, 2007.
We issued 34,000 shares of common stock to Barretto Pacific Corp. for investor relations services to be provided. These shares were held in escrow and were released on May 1, 2007. Barretto Pacific is retained for future periods as our investor relations firm.
On August 17, we entered into a security agreement with Calliope Capital Corporation (“Calliope”) to replace our current credit facility. The credit facility made available under the agreement is in the aggregate principal amount of $9.0 million, consisting of a $5.0 million revolving loan and a $4.0 million term loan. The revolver has a two year term, while the term loan matures in five years and requires amortization of its principal balance in 48 equal monthly payments beginning on September 1, 2008. On and after the first anniversary of the date of the agreement, Calliope shall have the right to convert principal due under the term loan into the Company’s common stock at a fixed conversion price per share of common stock. The proceeds of the loans are to be used to refinance our existing indebtedness, with the remaining balance available for general working capital purposes.
In connection with the new credit facility, we issued a common stock purchase warrant to Calliope. Pursuant to the warrant, Calliope is entitled to purchase from the Company, for a period of five years, 3,567,568 shares of common stock at an exercise price of $1.40 for the first one-third of the shares, $1.50 for the next one-third of the shares, and $1.60 for any additional shares.
Additionally, we entered into a registration rights agreement with Calliope. Under the registration rights agreement, we agreed to file a registration statement registering for re-sale shares of common stock of the Company issuable upon conversion of the term note and exercise of the warrant no later than 300 days after the date of the agreement, and to use commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable thereafter. See Note 12 to Unaudited Condensed Consolidated Financial Statements for further information.

PROLINK HOLDINGS CORP.
Item 3. Defaults Upon Senior Securities.
As of March 31, 2007 and December 31, 2006, we violated the covenants contained under our $2,500,000 term loan with Comerica Bank. The covenants specified a certain cash flow coverage ratio, a minimum net worth and a minimum leverage ratio. We were granted a waiver of our year-end covenants by Comerica Bank on April 16, 2007, in exchange for a waiver fee of $25,000 and a $250,000 payment against our term loan leaving an outstanding balance of $1,989,583. We were granted a further waiver on May 14, 2007 of our first quarter covenants by Comerica Bank in exchange of a waiver fee of $25,000 and two $150,000 payments against our term loan due May 31, 2007 and June 30, 2007, respectively. In addition, we are obligated to pay up to 10% of our Elumina accounts receivable balance not to exceed $230,000 against our term loan.
On August 17, we entered into a security agreement with Calliope to replace our current credit facility. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements. The agreement requires us to meet certain financial tests and contains certain covenants that, among other things, restrict additional indebtedness, liens, investments, restricted payments, transactions with affiliates, asset dispositions, and other matters customarily restricted in such agreements.
Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s Annual Meeting of Shareholders was held in Chandler, Arizona on Monday, August 9, 2007. On the record date, which was June 11, 2007, there were 46,263,712 shares of ProLink common stock outstanding and entitled to vote. At the Annual Meeting, the shareholders of record voted on the following four proposals and votes were as follows:
1)	To elect seven directors to serve one-year terms expiring in 2008.

Candidate	For	Votes Withheld
William D. Fugazy, Jr.	26,521,162	482,319
Steven D. Fisher	26,596,162	407,319
Lawrence D. Bain	26,519,887	483,594
Jay Wolf	26,496,162	507,319
Andrew L. Wing	24,496,162	507,319
Barry I. Regenstein	26,988,553	14,453
David F. Chazen	26,965,730	37,753
2)	To authorize the board of directors of the Company (the “Board”) to amend our certificate of incorporation to effect a 1-for-3, 1-for-4 or 1-for-5 reverse stock split of our issued and outstanding shares of common stock to decrease the number of issued and outstanding shares of common stock, the final ratio of the stock split to be determined within the sole discretion of the Board and such stock split to occur within a year from authorization by the Board.

For:	26,867,061
Against:	136,420
Abstain:	0
3)	To adopt the 2006 Employee, Director and Consultant Stock Option Plan and to authorize the issuance of 5,000,000 shares upon the exercise of options granted thereunder.

For:	26,089,697
Against:	809,575
Abstain:	104,209
4)	To ratify the appointment of Semple, Marchal & Cooper as the Company’s independent public accountants for the fiscal year ending December 31, 2007.

For:	27,000,934
Against:	2,547
Abstain:	0

Item 5. Other Information.
None.
Item 6. Exhibits:

Exhibit
Number	Description

3.0	Certificate of Incorporation of United Health Management, Inc., as filed with the Secretary of State of the State of Delaware on March 7, 1996, and previously filed as Exhibit 3.1 on Form 10SB12G filed on October 30, 1998, which is hereby incorporated by reference.

3.1	By-laws of Prolink Holdings Corp, previously filed as Exhibit 3.5 on Form 10-KSB filed on March 17, 2007, which is hereby incorporated by reference.

3.2	Contribution Agreement between Amalgamated Technologies, Inc. and ProLink Solutions, LLC, dated December 23, 2005, previously filed as Exhibit 10.1 on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.

3.3	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware on January 20, 2006 and effective as of 12:01 a.m. on January 23, 2006, and previously filed as Exhibit 3.1 on Form 8-K filed January 26, 2006, which is hereby incorporated by reference.

3.4	ProLink Holdings Corp. Corporate Code of Conduct and Ethics, previously filed as Exhibit 14.1 on Form 10-KSB/A filed on May 1, 2006, which is hereby incorporated by reference.

3.5	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 29, 2006 and previously filed as Exhibit 99.4 on Form 8-K on January 8, 2007, which is hereby incorporated by reference.

3.6	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock, filed with the Secretary of State of the State of the State of Delaware on January 3, 2007, and previously filed as Exhibit 99.2 on Form 8-K on January 29, 2007, which is hereby incorporated by reference.

4.0	Form of Common Stock certificate, previously filed as an exhibit on Form 10SB12G filed on October 30, 1998, which is hereby incorporated by reference.

PROLINK HOLDINGS CORP.

Exhibit
Number	Description

4.1	Form of Warrant to Purchase Common Stock of the Company, previously filed as Exhibit 4.1on Form 10-KSB on April 17, 2006, which is hereby incorporated by reference.

4.2	Form of Warrant to Purchase Common Stock of the Company, previously filed as Exhibit 99.2 on Form 8-K on January 8, 2007, which is hereby incorporated by reference.

4.3	Form of Warrant to Purchase Common Stock of the Company, previously filed as Exhibit on Form 8-K on January 29, 2007, which is hereby incorporated by reference.

10.0	Loan and Security Agreement by and among Comerica Bank, ProLink Holdings Corp. and ProLink Solutions LLC, dated October 23, 2006, previously filed as Exhibit 10.1 on Form 8-K on October 27, 2006, which is hereby incorporated by reference.

10.01	Revolving Promissory Note dated October 23, 2006, previously filed as Exhibit 10.2 on Form 8-K on October 27, 2006, which is hereby incorporated by reference.

10.02	Term Promissory Note dated October 23, 2006, previously filed as Exhibit 10.3 on Form 8-K on October 27, 2006, which is hereby incorporated by reference.

10.03*	First Modification to Loan and Security Agreement by and among Comerica Bank, ProLink Holdings Corp. and ProLink Solutions LLC, dated May 24, 2007 previously filed as Exhibit 10.1 on Form 8-K on May 5, 2007, which is hereby incorporated by reference.

10.1	Subscription Agreement between the Company and Investors, dated March 31, 2006, previously filed as an exhibit Form 8-K on April 4, 2006, which is hereby incorporated by reference.

10.11	Securities Purchase Agreement dated as of October 10, 2006, previously filed as Exhibit 10.1 on Form 8-K on October 17, 2006, which is hereby incorporated by reference.

10.12	Security Agreement dated as of October 10, 2006, previously filed as Exhibit 10.2 on Form 8-K on October 17, 2006, which is hereby incorporated by reference.

10.13	Form of Senior Secured Note due April 11, 2007, previously filed as Exhibit 10.3 on Form 8-K on October 17, 2006, which is hereby incorporated by reference.

10.2*	Amended and Restated Letter Factoring Agreement between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and FOC Financial L.P., dated June 22, 2007.

10.21*	Amended and Restated Revolving Promissory Note between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and FOC Financial L.P., dated June 22, 2007.

PROLINK HOLDINGS CORP.

Exhibit
Number	Description

10.22*	Letter Factoring Agreement between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Event-Driven Multi-Strategy Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.23*	Letter Factoring Agreement between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Distressed/Special Situations Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.24*	Revolving Promissory Note between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Event-Driven Multi-Strategy Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.25*	Revolving Promissory Note between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Distressed/Special Situations Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.3	Securities Purchase Agreement dated as of December 31, 2006, previously filed as Exhibit 99.2 on Form 8-K filed on December 29, 2006, which is hereby incorporated by reference.

10.31	Securities Purchase Agreement dated as of January 23, 2007, previously filed as Exhibit 99.1 on Form 8-K filed on January 29, 2007, which is hereby incorporated by reference.

10.32	Registration Rights Agreement dated as of January 8, 2007 previously filed as Exhibit 99.4 on Form 8-K filed on December 29, 2006, which is hereby incorporated by reference.

10.33	Registration Rights Agreement dated as of January 23, 2007, previously filed as Exhibit 99.3 on Form 8-K filed on January 29, 2007, which is hereby incorporated by reference.

10.4	Purchase and Sale Agreement between ProLink Solutions, LLC and, the entities described in Exhibit A thereto, the Putters Group and Signal Systems Associates LLC, previously filed as Exhibit 10.1 on Form 8-K filed on March 1, 2006, which is hereby incorporated by reference.

10.41	Commercial Promissory Note, dated February 23, 2006, by ProLink Solutions, LLC issued to David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust, previously filed as an Exhibit on Form 8-K filed on March 1, 2006, which is hereby incorporated by reference.

10.42	License Agreement, by and between ProLink/ParView, LLC and Optimal Golf Solutions, Inc., dated January 22, 2004, previously filed as an Exhibit on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.

10.43	Amended and Restated Sales and Marketing Agreement, and between ProLink/ParView, LLC and Textron Inc., dated April 2002, previously filed as an Exhibit on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.

10.5	Settlement Agreement, dated October 26, 2006, by and among GPS Industries, Inc., ProLink Solutions LLC, Elumina Iberica S.A. and Elumina Iberica Limited, previously filed as an Exhibit on Form 8-K filed on October 31, 2006, which is hereby incorporated by reference.

10.51	Amended and Restated Exclusive Licensing and Distribution Agreement with Elumina Iberica, S.A., dated May 8, 2006, previously filed a an Exhibit on Form 8-K filed on May 12, 2006, which is hereby incorporated by reference.

10.6	Compensation Agreement with Michael S. Browne, CPA (CFO) dated July 18, 2006 previously filed as an exhibit on Form 8-K filed on October 27, 2006, which is hereby incorporated by reference.**

10.61	Consulting Agreement with Mr. Andrew L. Wing, the Company’s director, dated July 10, 2006, previously filed as an exhibit on Form 8-K filed on July 13, 2006, which is hereby incorporated by reference.**

10.62	Offer Letter of Employment by ProLink Solutions, LLC, to Dave Gomez, dated September 6, 2005, previously filed as an exhibit on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.**

PROLINK HOLDINGS CORP.

Exhibit
Number	Description

10.63	Offer Letter of Employment by ProLink Solutions, LLC, to Danny Lam, dated September 6, 2005, previously filed as an exhibit on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.**

10.64	Non-Qualified Stock Option Agreement, previously filed as Exhibit 10.2 on Form 8-K filed on December 26, 2006, which is hereby incorporated by reference.

10.65	ProLink Holdings Corp. 2006 Employee, Director and Consultant Stock Plan, previously filed as Exhibit 10.2 on Form 8-K filed on December 26, 2006, which is hereby incorporated by reference.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Represents an employment agreement

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 20th day of August, 2007.

PROLINK HOLDINGS CORP.
By:	/s/ Lawrence D. Bain
Lawrence D. Bain
Chief Executive Officer

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 20th day of August, 2007.

PROLINK HOLDINGS CORP.
By:	/s/ Michael S. Browne
Michael S. Browne
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.03*	First Modification to Loan and Security Agreement by and among Comerica Bank, ProLink Holdings Corp. and ProLink Solutions LLC, dated May 24, 2007 previously filed as Exhibit 10.1 on Form 8-K on May 5, 2007, which is hereby incorporated by reference.

10.2*	Amended and Restated Letter Factoring Agreement between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and FOC Financial L.P., dated June 22, 2007.

10.21*	Amended and Restated Revolving Promissory Note between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and FOC Financial L.P., dated June 22, 2007.

10.22*	Letter Factoring Agreement between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Event-Driven Multi-Strategy Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.23*	Letter Factoring Agreement between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Distressed/Special Situations Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.24*	Revolving Promissory Note between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Event-Driven Multi-Strategy Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.25*	Revolving Promissory Note between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Distressed/Special Situations Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith