Form 10QSB
period 2007-09-30
ProLink Holdings Corp.
filed 2007-11-14
CIK 1072816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-25092
ProLink Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-0280392 (I.R.S. Employer Identification No.)

410 South Benson Lane, Chandler, AZ (Address of principal executive offices)	85224 (Zip Code)
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
Large accelerated filer ☐                      Accelerated filer ☐                      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
On September 30, 2007, there were 47,038,107 common shares outstanding.
Indicate by check mark whether the registrant uses a Transitional Small Business Format:     Yes ☐     No ☑

PROLINK HOLDINGS CORP.
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
FORM 10-QSB

Page

PART I

Description

Item 1. Financial Statements

Unaudited Condensed Consolidated Statement of Operations (unaudited) Three and Nine Months Ended September 30, 2007 and 2006	3

Condensed Consolidated Balance Sheets September 30, 2007 (Unaudited) and December 31, 2006	4

Unaudited Condensed Consolidated Statements of Cash Flows (Unaudited) Three and Nine Months Ended September 30, 2007 and 2006	5

Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Controls and Procedures	36

PART II

Description

Item 1. Legal Proceedings	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	38

Signatures	42

Exhibit 10.0
Exhibit 10.01
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PROLINK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
REVENUES:
New System Sales
Domestic	$1,853,167	$1,863,001	$5,946,416	$5,269,997
International	1,842,125	1,167,895	6,133,653	5,185,922
Upgrades	1,417,548	508,857	2,892,845	2,880,276

Total New System Sales	5,112,840	3,539,753	14,972,914	13,336,195

Service Revenue	697,844	838,481	1,895,170	2,058,013
Finance Revenue, net	226,611	1,428,915	1,208,396	2,441,390

Advertising Revenue	555,001	13,487	708,534	42,067

TOTAL REVENUE	6,592,296	5,820,636	18,785,014	17,877,665

COST OF REVENUES:
New System Cost:
Domestic	751,779	904,103	2,837,190	2,726,451
International	871,623	682,070	3,123,961	2,846,244
Upgrades	688,743	258,345	1,389,816	1,261,893

Total New System Cost	2,312,145	1,844,518	7,350,967	6,834,588

Service Cost	856,774	677,966	2,585,607	2,065,609
Other Cost	262,044	—	534,069	—

TOTAL COST OF REVENUE	3,430,963	2,522,484	10,470,643	8,900,197

GROSS MARGIN	3,161,333	3,298,152	8,314,371	8,977,468

OPERATING EXPENSES:
Sales and Marketing	750,859	842,381	3,182,085	2,250,266
Partner Management and Customer Support	540,340	667,171	1,794,038	2,119,920
Research and Development	139,687	229,489	713,893	588,410
General and Administrative	2,135,617	1,442,886	6,362,435	3,970,210

TOTAL OPERATING EXPENSES	3,566,503	3,181,927	12,052,451	8,928,806

INCOME (LOSS) FROM OPERATIONS	(405,170)	116,225	(3,738,080)	48,662

OTHER (INCOME) EXPENSE:
Interest Expense	587,333	129,869	1,273,157	298,548
Gain on Early Extinguishment of Debt	—	—	—	(929,577)
Other (Income) Expense	(268)	1,794	(33,257)	(387,524)

TOTAL OTHER (INCOME) EXPENSE	587,065	131,663	1,239,900	(1,018,553)

INCOME (LOSS) BEFORE TAXES	(992,235)	(15,438)	(4,977,980)	1,067,215

Income Tax Provision	—	—	—	213,434

NET INCOME (LOSS)	(992,235)	(15,438)	(4,977,980)	853,781
Dividends on Series C Preferred Shares	—	—	(3,720,938)	—

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(992,235)	$(15,438)	$(8,698,918)	$853,781

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.02)	$(0.00)	$(0.21)	$0.02

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.02)	$(0.00)	$(0.21)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	46,394,212	34,877,781	41,055,218	34,692,799
Diluted	46,394,212	34,877,781	41,055,218	40,038,251
The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

PROLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,819,917	$2,448,354
Accounts receivable, net of an allowance for doubtful accounts of $686,143 and $628,660, respectively	7,990,182	2,701,343
Inventories, net of allowance of $239,683 and $410,055	2,778,041	2,364,236
Prepaid expenses and other current assets	813,614	559,562

TOTAL CURRENT ASSETS	13,401,754	8,073,495

EQUIPMENT, NET	832,357	855,383
INTANGIBLE ASSETS, net of accumulated amortization of $993,963 and $726,465	2,040,741	2,308,239
GOODWILL	259,149	—
INTEREST IN RESIDUAL LEASE EQUIPMENT	4,893,618	4,404,366
DEPOSITS AND OTHER ASSETS	3,132,938	960,078

TOTAL ASSETS	$24,560,557	$16,601,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$4,436,037	$4,586,311
Accrued liabilities	1,225,089	1,914,662
Current portion of long-term debt and short-term financing	3,689,395	5,485,188
Deferred revenue	217,832	316,276

TOTAL CURRENT LIABILITIES	9,568,353	12,302,437

LONG-TERM DEBT, NET OF CURRENT PORTION	5,751,835	3,708,805
OTHER LONG-TERM LIABILITIES	130,000	—

TOTAL LIABILITIES	15,450,188	16,011,242

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common shares, par value $.0001; 200,000,000 shares authorized; 47,038,107 and 34,927,781 issued and outstanding at September 30, 2007 and December 31, 2006	4,704	3,493
Additional paid-in capital	33,541,134	16,323,377
Accumulated deficit	(24,435,469)	(15,736,551)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	9,110,369	590,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,560,557	$16,601,561

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

PROLINK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2007	September 30, 2006

Net income (loss)	$(4,977,980)	$853,781

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	549,266	359,522
Stock-based compensation	1,049,310	283,522
Amortization of warrants related to financing	441,931	—
Non-cash interest payment	78,705	—
Loss on disposal of equipment	—	16,298
Gain on early extinguishment of debt	—	(929,577)
Non-cash component of Yamaha gain	—	(441,123)
Residual value of leases	(489,252)	(583,585)
Provision for uncollectible receivables	61,673	(16,107)
Provision for obsolete and slow moving inventory	—	(295,612)
Accretion of discount on notes payable	426,759	—
Gain on reduction of reserves	—	(397,201)
Gain on sale of available-for-sale investments	—	(10,649)
Deferred income taxes	—	213,434

Changes in working capital components:
Accounts receivable	(5,350,512)	(2,975,985)
Inventories	(413,805)	(1,007,943)
Prepaid expenses and other assets	(829,460)	(167,478)
Accounts payable	(150,274)	2,260,319
Accrued liabilities	(689,573)	(636,534)
Deferred revenue	(98,444)	(162,711)
Other long-term accrued liabilities	130,000	—

Net cash used in operating activities	(10,261,656)	(3,637,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(131,375)	(159,395)
Purchase of Scorecast	(429,150)	—
Asset acquisition	—	(1,600,000)
Proceeds from the sale of fixed assets	—	13,464
Proceeds from sale of available-for-sale investments	—	478,649

Net cash used in investing activities	(560,525)	(1,267,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(10,109,573)	(1,172,789)
Debt extinguishment	—	4,260,000
Proceeds from sale of Series C Convertible Preferred Stock and receipt of stock subscriptions receivables	11,420,000	—
Fees paid in connection with financing transaction	(1,749,872)	(40,000)
Proceeds from Laurus term debt	—	—
Proceeds from Laurus factoring agreement	6,487,737	—
Proceeds from factoring agreement	835,907	—
Proceeds from FOC factoring agreement	1,341,886	—
Proceeds from credit facility	1,900,000	—
Proceeds on the borrowing on notes payable	67,659	37,512

Net cash provided by financing activities	10,193,744	3,084,723

NET DECREASE IN CASH	(628,437)	(1,820,188)

Cash and cash equivalents, at beginning of the period	2,448,354	2,102,454

Cash and cash equivalents, at end of the period	$1,819,917	$282,266

The accompanying notes are an integral part of the Unaudited Condensed Consolidated Financial Statements

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization and Basis of Presentation
Description of Business — The Condensed Consolidated Financial Statements include the accounts of ProLink Holdings Corp. and its subsidiary ProLink Solutions, LLC (collectively, “ProLink”, “we”, “us” or “our”). Our business involves the design, manufacture, maintenance and sale of GPS golf course management systems and software to golf course owners and operators worldwide, the sale of advertising space on the screens of the systems that we sell, and the brokering of the financing of the systems that we sell for our golf course partners.
On January 17, 2007, we acquired substantially all of the operating assets of ScoreCast, Inc., including a scoring software used in the golf industry, ScoreCast Golf Tournament Software (see Note 3).
On September 14, 2007, we entered into an definitive acquisition agreement to purchase our largest distributor Elumina
(see Note 3).
Basis of Presentation — The Condensed Consolidated Financial Statements include the operations of ProLink Holdings Corp and its wholly-owned subsidiary ProLink Solution, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying consolidated financial statements are Unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, such financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements, as permitted by the SEC. We believe that the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are necessary for a fair presentation of the interim results of operation, financial position and cash flows. The results reported in these interim Condensed Consolidated Financial Statements should not be regarded as being necessarily indicative of results that might be expected for the full year.
This information should be read in conjunction with the financial statements set forth in the ProLink Holdings Corp Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and our Current Report on Form 8-K filed on September 28, 2007.
2.	Summary of Significant Accounting Policies
Use of Estimates — The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates include valuation allowances for inventory and accounts receivable, including the service receivables under Pay-for-Play agreements, asset impairment and accruals for certain liabilities, including contingent liabilities accrued since inception, liabilities related to potential litigation, valuation of options and warrants to purchase our common stock, the carrying values of interests in residual lease equipment, intangible assets and goodwill, and the valuation of acquired and repurchased assets. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next periods.
Reclassifications — For comparative purposes, certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income (loss). Cost directly related to service revenues have been reclassified to cost of sales and excess labor for departments normally classified as cost of goods reclassified to operating expenses to reflect time spent on customer service activities.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Additionally, for system refinancing sales, 2006 revenue associated with the lease buy-outs have been reclassified from revenue to cost of sales.
Revenue Recognition:
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
Service revenue derived from service contracts in effect with users of our Systems is recognized monthly at the time of billing. For service requirements outside of the scope of service contracts, customers are billed on a time and materials basis. Service revenue from golf course customers with Pay-for-Play leases is retained by third party lease companies until certain escrow amounts are attained.
Financing revenue is earned from providing or arranging financing with third party lenders for golf courses for the purchase of the ProLink GPS system. Revenue is earned upon the binding execution of the financing transaction. In certain transactions, where we act strictly as an agent, the revenues are recorded on a net basis.
Advertising revenue — We earn revenue from the sale of advertising, as well as the related administrative and processing fees for delivering this advertising, on GPS system screens located on our customers golf courses. These revenues are recognized proportionately as the services are rendered.
Costs of Revenues and Operating Expenses:
Cost of System Sales — The cost of system sales include the direct material cost of the hardware and related peripherals, direct and contract labor to install, the cost of shipping and freight, licensing and any duties or taxes.
Cost of Service — Service costs are largely fixed costs including salaries, benefits, travel and supply costs of our service support team and are recognized as incurred. These costs include the support center located in Chandler, Arizona as well as the costs of service technicians in the field. Service technicians provide support to the golf course in addition to providing labor for installation. When the technician performs installations their costs are allocated to the cost of the system sales.
Interest in Residual Lease Equipment — During 2007 and 2006, we acquired interest in residual lease equipment and recorded these interests at their estimated fair value at the time of acquisition based upon the assumption that the equipment will be resold upon expiration of the related leases to new or existing customers. In addition, during the year ended December 31, 2006, the Company commenced recording a residual value on all new system installations. Based on our historical operating activity these residual values are recorded at approximately $250 to $600 per unit, depending upon the unit installed. Should the market for used GPS equipment not be as strong as anticipated by management the value of this equipment could decrease substantially requiring the recorded value of the asset to be reduced. This would decrease our income in future periods.
Cost of Advertising — We secure the rights to sell and deliver advertising on GPS system screens located on our customers golf courses through exclusive agreements (ProFit) executed with the courses. These ProFit agreements entitle the golf course to a percentage of the net revenue earned from advertising placed on the GPS system at their course. These costs are recognized proportionately as the revenues are earned. Commissions associated with the sale of the advertising revenues are recognized as operating expense when earned.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Operating Expense — Operating expenses are comprised primarily of salaries, benefits and related costs for management and operations staff, legal, accounting and other professional fees, travel expenses, facility and information technology costs.
Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts based upon our estimates of amounts that will be realized from customers. We develop the allowance based upon our experience with specific customers and our judgment as to the likelihood of ultimate payment. We consider the collection experience with the entire portfolio of our receivables and make estimates regarding collectibility based on trends in aging. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, an increase in the allowance could be required in the future. In addition, a large component of our accounts receivable balance is due from third party lenders, subject to maintaining minimum reserve requirements with the lender. The inability to maintain minimum reserves with third party lenders will impair our ability to collect on current and future service revenues and may result in an increase in an allowance in future periods. Such an increase would reduce income.
Allowance for Inventory Obsolescence — We maintain an allowance for obsolete and slow moving inventory based upon a review of sales trends of products, the development of new technology, both internally and externally, and the changes to current product lines, as well as other various factors. Increases in this reserve in future periods would result in a decrease in income.
Net Earnings (Loss) per Share — Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period.
Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that our grants of employee equity share options, nonvested shares, and similar equity instruments be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding includes the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
Since we incurred a net loss for the three and nine month periods ended September 30, 2007 and the three month period ended September 30, 2006, potentially dilutive shares applicable to convertible preferred stock, senior secured convertible notes, options, and warrants to purchase shares of common stock were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive. Potentially dilutive common shares for both the three-month and nine-month periods ended September 30, 2007 were 1,482,415 and 1,684,622, respectively, and for the three-month and nine-month periods ended September 30, 2006 were 5,011,124 and zero, respectively. Dilutive common shares give effect to securities, such as stock options, warrants, and convertible securities which have the potential to be exercised.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net income (loss) applicable to common shareholders	$(992,235)	$(15,438)	$(8,698,918)	$853,781

Weighted-average common shares outstanding (for basic EPS)	46,394,212	34,877,781	41,055,218	34,692,799
Add:
Dilutive share-based employee compensation (a)	—	—	—	4,938,640
Dilutive warrant shares (a)	—	—	—	406,812

Weighted-average common shares outstanding (for diluted EPS)	46,394,212	34,877,781	41,055,218	40,038,251

Basic EPS	$(0.02)	$—	$(0.21)	$0.02

Diluted EPS	$(0.02)	$—	$(0.21)	$0.02

(a)     1,482,415 and 1,684,622 of unexercised employee stock options and warrants were not included in the computation of diluted EPS for the three and nine months ended September 30, 2007 because to do so would have been anti-dilutive.
Stock-Based Compensation — The Company periodically issues shares of common stock for services rendered or for financing cost. Such shares are valued based on the market price on the transaction date.
The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.
The Company expenses stock options and warrants under the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (SFAS 123(R)). Stock-based compensation represents the cost related to stock-based awards granted to employees and others. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in the Condensed Consolidated Statements of Operations.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
Income Taxes — We reported $0 and $213,434 in income taxes for the three and nine months ended September 30, 2007 and 2006, respectively. Based on historical operating losses and projections for future taxable income, the Company concludes it is more likely than not that the Company will not fully realize the benefits of its net operating loss carryforwards. The Company has not, therefore, recorded a tax benefit from its net operating loss carryforwards for the periods ended September 30, 2007 or 2006. Our effective tax rate during the three months and nine months ended September 30, 2007 is 0% Our effective rates for the three months and nine months ending September 30, 2006 were 0% and 20%, respectively.
Recent Accounting Pronouncements:
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

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods and disclosure.
The Company adopted the provisions of FIN 48 on January 1, 2007. The Company determined it had no material adjustment to income tax accounts as of January 1, 2007. At September 30, 2007, there are no additional unrecognized tax benefits. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of both the date of adoption and the current period, the Company has concluded it has no uncertain tax positions. As a result of its historical net operating losses, the statute of limitations remains open for each tax year since the Company was formed in 2004. The Company is not currently under examination by any taxing authorities.
No provision for income taxes was required for the three and nine months ended September 30, 2007 and three months ended September 30, 2006. Based on historical operating losses and projections for future taxable income, it is more likely than not that the Company will not fully realize the benefits of its net operating loss carry forwards. The Company has not, therefore, recorded a tax benefit from its net operating loss carry forwards for either of the three or nine months ended September 30, 2007 or for the three months ended September 30, 2006.
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

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.	ACQUISITIONS:
Acquisition of ScoreCast:
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

Purchase Price:
Cash	$429,150
Stock warrants issued	81,916

Total purchase price	511,066
Allocated as follows:
Property and equipment	100,000

Excess purchase price to be allocated	$411,066

Excess purchase price allocated as follows:
Other intangible assets	$151,917
Goodwill	259,149

Total allocated	$411,066

Acquisition of Elumina:
On January 18, 2007, we signed a non-binding letter of intent to acquire our largest distributor, Elumina Iberica, S.A., Elumina Iberica UK Limited, GP Ads, S.L. and GP Ads Ltd. (together, the “Elumina Entities” or “Elumina”). On September 14, 2007, we entered into a definitive acquisition agreement (the “Acquisition Agreement”) with Elumina, and the sole shareholders of the Elumina Entities, Kevin Clarke and Mark Smart (the “Sellers”). Upon the closing of the transaction pursuant to the Acquisition Agreement, we will acquire 100% of the outstanding capital stock of the Elumina Entities in exchange for 30,000,000 shares of our common stock, plus 8,000,000 shares which will be placed in escrow and are subject to forfeiture in the event of failure by the Elumina Entities to obtain certain profitable operating results during calendar year 2008 with (A) 50% of such shares retained by the Seller if after-tax net profit equals an amount of at least $4.5 million and less than $5.5 million, (B) 75% of such shares retained by the Seller if after-tax net profit equals an amount of at least $5.5 million and less than $6.5 million, and (C) 100% of such shares retained by the Seller if after-tax net profit equals an amount of at least $6.5 million. Of the 30,000,000 shares, 2,000,000 shares shall be placed in escrow to cover indemnification claims by us. The Sellers may be eligible for an earn-out of an additional 5,000,000 shares of our common stock if (i) we meet a target of $10 million in earnings before taxes on a consolidated basis in calendar year 2009, (ii) our gross revenue for advertising on a consolidated basis meets a target of $15 million in calendar year 2009 or (iii) we experience a change of control between May 1, 2008 and December 31, 2009.
Following closing, the Sellers will enter into two-year employment agreements appointing them as co-chief operating officers in charge of the non-U.S. operations of the Company. Additionally, after the closing and for so long as the Sellers collectively hold more than 10% of our issued and outstanding common stock, the Sellers shall have the right to nominate two individuals to serve on our Board of Directors. We have also agreed that within one year following closing, we shall register the resale of all of the shares received by the Sellers under the Acquisition Agreement. Pursuant to the Acquisition Agreement, the acquisition shall close no later than November 30, 2007, subject to customary closing conditions. The closing of the Acquisition Agreement is subject to certain conditions to close more fully outlined therein.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.	STOCK BASED COMPENSATION
We have a 2006 Stock Option Plan and a 2005 Stock Option Plan. All options granted under the 2006 and 2005 Stock Option Plans have been granted with exercise prices at or above the market price on the day of the grant. There are 10,000,000 shares reserved under the 2005 Stock Option Plan and 5,000,000 shares reserved under the 2006 plan. Stock based employee compensation cost is recognized as a component of selling, customer support and general and administrative expense in the Unaudited Condensed Consolidated Statement of Operations. The Company values all share-based payments to employees at fair value on the date of grant and expenses this value over the applicable vesting period, net of estimated forfeitures . The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. In addition, the Company also has historically granted a smaller number of stock-based awards at various times during the year for new employees, promotions and performance achievements.
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
The following assumptions were used in estimating the fair value of our options granted:

	For the Nine Months Ended
	September 30, 2007	September 30, 2006

Risk-free interest rate	4.71% - 5.31%	4.58%
Expected holding period — years	5 to 6	6
Expected volatility	60%	60%
Expected dividends	—	—
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

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock option exercise prices are equal to the market value of our common stock on the date of the grant. During the three months ended September 30, 2007 and 2006, 1,060,000 and 392,156 employee options were granted, 553,833 and 0 options were forfeited, respectively. During the nine months ended September 30, 2007 and 2006, 1,623,000 and 677,156 employee options were granted, and 875,573 and 16,000 options were forfeited, respectively.
During the three and nine months ended September 30, 2007, stock based employee compensation expense was $309,831 and $915,184, respectively, compared to $117,154 and $180,752 of stock based employee compensation expense during the three and nine months ended September 30, 2006.
As of September 30, 2007, $1,981,456 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of 2.2 years. Additional information relative to our employee options outstanding as of September 30, 2007 is summarized below:

	Options	Options	Options
	Outstanding	Expected to Vest	Exercisable

Total number of options	9,386,419	8,682,664	5,838,606
Aggregate intrinsic value of options	$1,289,544	$1,289,293	$1,289,544
Weighted average remaining contractual term (years)	8.8	8.7	8.4
Weighted average exercise price	$1.22	$1.21	$1.14
Options exercised during the three and nine month period ended September 30, 2007 were 655,903 and 3,518,626 shares, resulting in the issuance of 563,846 and 3,255,165 common shares.
5.	INTEREST IN RESIDUAL LEASE EQUIPMENT
During 2007 and 2006, we acquired interest in residual lease equipment and recorded these interests at their estimated fair value at the time of acquisition based upon the assumption that the equipment will be resold upon expiration of the related leases to new or existing customers. In addition, during the year ended December 31, 2006, the Company commenced recording a residual value on all new system installations. Based on our historical operating activity these residual values are recorded at approximately $250 or $600 per unit, depending upon the unit installed.
Residuals, acquired or originated as the result of a system sale, are valued at the lower of cost or fair market value. Interest in Residual Lease Equipment consist of the following:

	September 30,	December 31,
	2007	2006
Residual interests in equipment purchased from E-Z-Go	$1,346,646	$1,760,152
Parview residuals acquisition	490,932	601,061
Residuals recognized on system sales	2,700,935	1,626,365
Yamaha residuals acquisition	355,105	416,788

Interest in residual lease equipment	$4,893,618	$4,404,366

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	DEPOSITS AND OTHER ASSETS
Deposits and other assets consist of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Deposits	$73,663	$1,532
Course holdbacks, net of reserve	63,346	67,083
Deferred financing costs — long-term portion, net of amortization	629,433	35,053
Deferred warrant expense, net of amortization	724,810	—
Deferred advertising commitments — long-term portion	130,000	—
Deferred development costs, net of amortization	240,240	—
Deferred acquisition costs	70,745	—
Scorecast customer list and contracts, net of amortization	129,116	—
Accounts receivable — long-term portion	215,175	—
Accounts receivable — NCG restricted cash	856,410	856,410

Deposits and other assets	$3,132,938	$960,078

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.	DEBT
Debt consists of the following:

	September 30,	December 31,
	2007	2006

Revolving credit facility, 10 1/4%	$3,969,007	$—

Credit facility, 10 1/4% senior secured term loan due 2012 (net of discount of $759,029)	3,240,971	—

Credit facility, 9 1/4% senior secured term loan due 2009	—	2,395,834

12% Senior secured notes due 2007 (net of discount of $360,376)	—	4,139,624

4 3/4% Optimal license agreement due 2011	1,005,873	1,169,020

7.5% GPSI license agreement due 2011 (net of discount of $111,687)	728,313	842,244

7 3/4% Microsoft Capital notes payable due 2010	171,485	221,398

7 3/4% Microsoft Capital notes payable due 2011	187,895	232,062

8 3/4% Microsoft Capital notes payable due 2011	77,111	94,603

10 7/10% First Insurance Funding notes payable due 2007	106	52,500

9.5% First Insurance Funding note payable due 2008	30,782	—

Capital lease obligations	29,687	46,708

Total debt	9,441,230	9,193,993
Less: Current portion	(3,689,395)	(5,485,188)

Long-term debt, net of current maturities	$5,751,835	$3,708,805

Credit Facilities
On October 23, 2006, we were a party to a Loan and Security Agreement (the “Comerica Loan”) with Comerica Bank (“Comerica”), as lender and security agent. The Comerica Loan provided for (i) a revolving loan in an amount of up to $3,000,000 and (ii) a term loan in the amount of $2,500,000. Draws against the revolving loan were limited to $1,000,000 against domestic accounts receivable and up to $2,000,000 against international accounts receivable, limited by ability to insure under our EXIM insurance policy. In consideration for the Comerica’s agreement to make the Comerica Loan, we granted them a security interest, which was subject to a subordination agreement entered into with Iroquois Master Fund Ltd., dated as of October 10, 2006, in all then existing and future collateral and inventory, as well as in certain negotiable collateral upon the occurrence of an event of default under the terms of, and as set forth in, the Comerica Loan. The Comerica Loan was also secured by a intellectual property security agreement, entered into as of June 30, 2006.
The principal and interest due under the term loan was payable in monthly installments of $52,083 in principal plus accrued interest, starting on December 1, 2006, with a final payment of all outstanding principal and interest due on the maturity date of September 30, 2009.
The proceeds of the revolving loan were used for general working capital purposes. Interest accruing under the revolving loan was payable on the first day of each calendar month following the date of such note, with a lump sum payment of all outstanding principal due and payable on May 1, 2008. Interest accrued on the principal balances of the revolving loan outstanding at a floating rate equal to the base rate, as adjusted from time to time by Comerica.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We subsequently terminated the Comerica Loan on August 17, 2007 by paying off all balances and accrued interest in their entirety with the proceeds of the Calliope Agreement (see below).
On June 6, 2007, we entered into a Letter Agreement with FOC Financial Limited Partnership (“FOC”). Steven D. Fisher, one of the Company’s board of directors, is the General Partner of FOC. Pursuant to the Letter Agreement, FOC made advances to us from time to time in amounts not exceeding an aggregate of $1,500,000 (the “Loan”), collateralized by golf course management systems sold to golf courses. FOC advanced 90% of the base purchase price of a ProLink GPS System, less a 1% origination fee. If any system funded pursuant to the Letter Agreement is rejected or returned, PSL has agreed to provide priority remarketing for that system. The Loan was evidenced by a Revolving Promissory Note that bears interest at 15% per annum on its outstanding principal balance. Further, in order to induce FOC to enter into the Letter Agreement, we agreed to issue a warrant to purchase 300,000 shares of the Company’s common stock to FOC at an exercise price of $1.35 per share, which was the market value on June 6, 2007, and with a term of 10 years. Of the 300,000 warrants issued, 200,000 were terminated on September 28, 2007.
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
We terminated the FOC Letter Agreement on August 17, 2007 by paying off all balances and accrued interest in their entirety with the proceeds of the Calliope Agreement (see below).
On July 9, 2007, we entered into letter agreements with Robeco WPG Distressed/Special Situations Overseas, L.P. (“Special Situations”) and Robeco Event-Driven Multi-Strategy Overseas, L.P. (“Multi-Strategy,” together “WPG”). Pursuant to the Letter Agreements, Special Situations and Multi-Strategy, made advances to ProLink from time to time in an amount not exceeding an aggregate of $1,500,000 (the “Loans”), collateralized by golf course management systems sold to golf courses. WPG advanced 90% of the base purchase price of a ProLink GPS System less a 1% origination fee. In addition, WPG advanced 100% of any accounts receivable related to a foreign purchaser. If any system funded pursuant to the letter agreement is rejected or returned, we agreed to provide priority remarketing for that system although no system funded by WPG met this criteria. The Loans were evidenced by revolving promissory notes bearing interest at 15% per annum on outstanding principal balance. Further, in order to induce Special Situations and Multi-Strategy to enter into these agreements, we issued 10 year warrants to purchase up to 300,000 shares of common stock at an exercise price of $1.35 per share. We recognized in full the cost of these warrants at the time that we terminated the Letter Agreements with Special Situations and Multi-strategy on August 17, 2007.
On August 17, 2007, we entered into a security agreement with Calliope (the “Calliope Agreement”) the proceeds of which were used to retire the currently outstanding debt to FOC, Special Situations, Multi-Strategy and Comerica Bank, with the remaining balance available for general working capital purposes. The parties to the Calliope Agreement also entered into certain related ancillary documents. The credit facility made available under the Calliope Agreement is in the aggregate principal amount of $9.0 million, consisting of a $5.0 million revolving loan and a $4.0 million term loan. The revolver has a two year term, while the term loan matures in five years and requires amortization of its principal balance in 48 equal monthly payments beginning on September 1, 2008. On and after the first anniversary of the date of the Calliope Agreement, Calliope shall have the right to convert principal due under the term loan into the Company’s common stock at a fixed conversion price per share of common stock of (i) $1.40 with respect to the first $1,333,333 of the principal amount; (ii) $1.50 with respect to the next $1,333,333 of the principal amount; and (iii) $1.67 with respect to the remaining $1,333,334 of the principal amount. Pursuant to and in connection with the Calliope Agreement, we have granted to Calliope a security interest in all of our assets and intellectual property, and the Company has pledged its ownership interest in ProLink Solutions.

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
We are required to use our best efforts to keep the Registration Statement effective under the Securities Act until the date when all securities required to be registered may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act. In the event that Registration Statement ceases to be effective for more than 20 consecutive calendar days, or an aggregate of 30 calendar days in any twelve month period, or the common stock is not listed on any Trading Market for 3 consecutive trading days prior to the expiration of its Effectiveness Period, then in addition to any rights available to the Investors under the Registration Rights Agreement or applicable laws, we are required to pay to each Investor an amount in cash equal to 1% of the original principal amount of the note (not to exceed 10% of the initial principal amount of the note, or $0.9 million), on the date of such event and on each 30-day anniversary of such event until it is cured. As of September 30, 2007, there is no liability accrued as we believe the likelihood of this payment is remote.
12% Senior Secured Notes
During the fourth quarter of 2006, we closed on the sale of a series of Senior Secured Notes due April 11, 2007, in the aggregate amount of $4,500,000. In January 2007, we repaid these notes in full with accrued interest utilizing the proceeds of the placement of our Series C Convertible Preferred Stock. Refer to Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements. Additionally, we incurred an expense of $381,749 which was related to a discount on these notes during the first nine months of 2007, which was recorded in “Interest Expense” on the Condensed Consolidated Statement of Operations.
License Agreements
The 4.75% Optimal note payable relates to a license for the use of a patent, including all related and derivative patents, on a non-exclusive basis obtained for a differential GPS as applied to determining the approximate distance from a golf ball to a cup.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
8.	ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES
Other accrued liabilities and current liabilities consist of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Wages, commissions and related benefits	$498,848	$928,253
Professional fees	44,471	183,446
Accrued vendor liability	366,572	318,527
Accrued liability for predecessor claims	32,727	150,000
Customer deposits	—	25,000
Accrued interest payable	—	65
Accrued advertising commitments	50,000	—
Accrued liability for lease buyouts	191,951	295,521
Sales tax payable	40,520	13,850

Total accrued expenses and other current liabilities	$1,225,089	$1,914,662

9.	COMMITMENTS AND CONTINGENCIES
Litigation:
We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink. As of September 30, 2007, we have no accrual related to litigation.
Registration Payment Arrangements:
During the first quarter of 2007, through a private offering, we completed a sale of an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. In addition, pursuant to a Registration Rights Agreement, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. As of September 30, 2007, we have an effective registration statement covering these shares. See Note 10 for additional information.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Registration Rights Agreement:
During the third quarter of 2007, we entered into a security agreement with Calliope (the “Calliope Agreement”). In connection with the credit facility, we issued a common stock purchase warrant to Calliope. Pursuant to the warrant, Calliope is entitled to purchase from the Company, for a period of five years, 3,567,568 shares of common stock at an exercise price of $1.40 for the first one-third of the shares, $1.50 for the next one-third of the shares, and $1.60 for any additional shares.
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
As of November 14, 2007, we have not filed the registration statement.
Acquisition of Elumina:
On January 18, 2007, we signed a non-binding letter of intent to acquire our largest distributor, Elumina Iberica, S.A., Elumina Iberica UK Limited, GP Ads, S.L. and GP Ads Ltd. (together, the “Elumina Entities” or “Elumina”). On September 14, 2007, we entered into a definitive acquisition agreement (the “Acquisition Agreement”) with Elumina, and the sole shareholders of the Elumina Entities, Kevin Clarke and Mark Smart (the “Sellers”). Upon the closing of the transaction pursuant to the Acquisition Agreement, we will acquire 100% of the outstanding capital stock of the Elumina Entities in exchange for 30,000,000 shares of our common stock, plus 8,000,000 shares which will be placed in escrow and are subject to forfeiture in the event of failure by the Elumina Entities to obtain certain profitable operating results during calendar year 2008 with (A) 50% of such shares retained by the Seller if after-tax net profit equals an amount of at least $4.5 million and less than $5.5 million, (B) 75% of such shares retained by the Seller if after-tax net profit equals an amount of at least $5.5 million and less than $6.5 million, and (C) 100% of such shares retained by the Seller if after-tax net profit equals an amount of at least $6.5 million. Of the 30,000,000 shares, 2,000,000 shares shall be placed in escrow to cover indemnification claims by us. The Sellers may be eligible for an earn-out of an additional 5,000,000 shares of our common stock if (i) we meet a target of $10 million in earnings before taxes on a consolidated basis in calendar year 2009, (ii) our gross revenue for advertising on a consolidated basis meets a target of $15 million in calendar year 2009 or (iii) we experience a change of control between May 1, 2008 and December 31, 2009.
Following closing, the Sellers will enter into two-year employment agreements appointing them as co-chief operating officers in charge of the non-U.S. operations of the Company. Additionally, after the closing and for so long as the Sellers collectively hold more than 10% of our issued and outstanding common stock, the Sellers shall have the right to nominate two individuals to serve on our Board of Directors. We have also agreed that within one year following closing, we shall register the resale of all of the shares received by the Sellers under the Acquisition Agreement. Pursuant to the Acquisition Agreement, the acquisition shall close no later than November 30, 2007, subject to customary closing conditions. The closing of the Acquisition Agreement is subject to certain conditions to close more fully outlined therein.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Minimum Advertising Fee Guarantee:
Three contracts sold in the third quarter of 2007 contained a multi-year guarantee of minimum advertising fees to our customers. These guarantees are for approximately two to five years. The total amount of these guarantees is $180,000. We are accruing these guarantees in prepaid expenses and other current assets and other long-term liabilities on our condensed consolidated balance sheet. A summary of these guarantees for the fiscal years ending December 31 is as follows:

Remainder 2007	$—
2008	50,000
2009	50,000
2010	40,000
2011	40,000

Total	180,000
Less current portion	(50,000)

Long-term portion	$130,000

ABC Advertising Agreement:
On September 25, 2007, we entered into a Media Representation Agreement in which ABC National Television Sales, Inc. (“ABC”) has agreed to exclusively represent us in the areas of advertising sales to the golf industry. Under the agreement, ABC will provide advertising sales representation for us. ABC will receive commissions on Net Sales (defined as the gross revenues actually collected by ABC from the sale of advertisements on the monitors less advertising agency commissions or other third part expenses) depending on various factors including timing of the advertising contract, identity of advertiser and the type of advertiser. ABC will be responsible for all costs associated with its selling efforts and will provide all invoicing, collection and inventory tracking functions, amongst other things.
10.	STOCKHOLDERS’ EQUITY (DEFICIT)
The changes in Stockholders’ equity (deficit) from December 31, 2006 through September 30, 2007 consist of the following:

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance as December 31, 2006	34,927,781	$3,493	$16,323,377	($15,736,551)	$590,319

Series C Preferred Shares converted to common stock	8,622,927	862	11,640,090	—	11,640,952
Issuance of Series C and dividends	—	—	—	(3,720,938)	(3,720,938)
Common stock and warrants issued	219,000	22	4,624,491	—	4,624,513
Stock-based compensation*	—	—	953,503	—	953,503
Exercises of stock-based options* and warrants	3,268,399	327	(327)	—	—
Net loss	—	—	—	(4,977,980)	(4,977,980)

Balance as of September 30, 2007	47,038,107	$4,704	$33,541,134	($24,435,469)	$9,110,369

*       Refer to Note 4.
Common Stock
Options exercised during the three and nine month period ended September 30, 2007 were 655,903 and 3,518,626 shares, resulting in the issuance of 563,846 and 3,255,165 common shares.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Series C Convertible Preferred Stock
The Company has 10,000,000 shares of authorized Preferred Stock as of September 30, 2007, with zero shares outstanding. A series of Preferred Stock (“Series C Convertible Preferred Stock”) consisting of 1,142 shares, with a par value of $.001 per share, were issued and converted to common stock during the first nine months of 2007. Series C Convertible Preferred Stock has voting rights equivalent to common shareholders and the number of votes is based on the number of underlying common shares the preferred shares are convertible into.
In the first quarter of 2007, through a private offering, we issued an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. In addition, pursuant to a Registration Rights Agreement, dated as of January 8, 2007, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. We filed a registration statement covering these shares, which was effective June 6, 2007. On the effective date, all shares of our Series C Preferred Stock automatically converted into the number of shares of common stock or warrants to purchase common stock into which such shares were convertible. Total common shares and warrants issued upon conversion was 8,622,927 and 4,225,400, respectively.
We are required to use our best efforts to keep the Registration Statement effective under the Securities Act until the date when all securities required to be registered may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act. In the event that the effective date of the Registration Statement ceases to be effective for more than 30 consecutive trading days, or an aggregate of 45 trading days in any twelve month period, prior to the expiration of its Effectiveness Period, then in addition to any rights available to the Investors under the Registration Rights Agreement or applicable laws, we are required to pay to each Investor an amount in cash equal to 1% of the aggregate purchase price paid by such Investor pursuant to the Purchase Agreement, on the date of such event and on each 30-day anniversary of such event until it is cured. Merriman Curhan Ford & Co. acted as the placement agent in connection with the offering. We paid $969,930 in fees associated with the offering.
Prior to conversion date, the Series C Convertible Preferred Shares accrued dividends at a rate of 5.0% per annum. Dividends accrued and accumulated, whether or not earned or declared. As of June 6, 2007, accrued dividends of approximately $233,000 were paid in common stock on the date of conversion. The Series C Convertible Preferred Stock were issued with a beneficial conversion feature, which required us to record a deemed dividend of $3,900,501 during the first quarter of 2007, as we anticipated automatic conversion of the preferred stock as soon as the registration statement covering the common stock and warrants was effective. On the conversion date, total deemed dividends was decreased by $179,563 to $3,720,938. For the nine months ended, this included the 5% accrued dividends and the deemed dividends related to the beneficial conversion feature.
Stock Purchase Warrants
We have outstanding warrants to purchase shares of our common stock.
During the nine months ended September 30, 2007, we issued 10 year warrants to purchase up to 300,000 shares of our common stock at an exercise price of $1.35 per share to WPG (See Note 7) which warrants have vested in full. This note issuance cost was recognized in the quarter upon termination of the WPG loans.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the Calliope Agreement, we issued a common stock purchase warrant to Calliope. Pursuant to the warrant, Calliope is entitled to purchase from us, for a period of five years, 3,567,568 shares of our common stock at an exercise price of $1.40 for the first one-third of the shares, $1.50 for the next one-third of the shares, and $1.60 for any additional shares. As of September 30, 2007, the note issuance cost are classified in “Prepaid Assets” and the long-term portion is recorded in Deposits and Other Assets on the Condensed Consolidated Balance Sheet.
The outstanding and exercisable warrants as of September 30, 2007 and December 31, 2006 are as follows:

	As of September,		As of December 31,
	2007		2006
	Number of	Warrant	Number of	Warrant
	Warrants	Price Ranges	Warrants	Price Ranges

Warrants outstanding at the beginning of the period	5,371,773	$1.00 to $2.00	3,080,121	$1.00 to $1.50

Warrants issued	8,587,369	$1.35 to $1.60	2,291,652	$1.35 to $2.00

Less Warrants exercised	(50,000)	$1.00	—

Less warrants returned	(200,000)	$1.35	—

Warrants outstanding	13,709,142	$1.00 to $2.00	5,371,773	$1.00 to $2.00

Warrants exercisable	13,409,142	$1.00 to $2.00	4,938,440	$1.00 to $2.00

The weighted average exercise price of warrants that were exercisable as of September 30, 2007 and December 31, 2006 was $1.40 and $1.32, respectively. The weighted average remaining contractual life of warrants outstanding as of September 30, 2007 was 4.55 years.
During the three and nine months ended September 30, 2007, warrant expense was $38,319 and $134,126, respectively, compared to $75,333 and $110,891 warrant expense during the three and nine months ended September 30, 2006. We utilize the same assumptions for calculating the fair value of warrants as we use in calculating the fair value of stock options (refer to
Note 4).
11.	RELATED PARTY TRANSACTIONS
FOC Financial LP — On June 6, 2007, we entered into a Letter Agreement with FOC Financial Limited Partnership (“FOC”). Steven D. Fisher, one of the Company’s board of directors, is the General Partner of FOC. Pursuant to the Letter Agreement, FOC made advances to us from time to time in amounts not exceeding an aggregate of $1,500,000 (the “Loan”), collateralized by golf course management systems sold to golf courses. FOC advanced 90% of the base purchase price of a ProLink GPS System, less a 1% origination fee. If any system funded pursuant to the Letter Agreement is rejected or returned, PSL has agreed to provide priority remarketing for that system. The Loan was evidenced by a Revolving Promissory Note that bears interest at 15% per annum on its outstanding principal balance. Further, in order to induce FOC to enter into the Letter Agreement, we agreed to issue a warrant to purchase 300,000 shares of the Company’s common stock to FOC at an exercise price of $1.35 per share, which was the market value as of 4 p.m. on June 6, 2007, and with a term of 10 years. Of the 300,000 warrants issued, 200,000 were terminated on September 28, 2007.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
On August 17, 2007, we entered into a security agreement with Calliope (the “Calliope Agreement”) the proceeds of which were used to retire the currently outstanding debt to FOC. (See Note 7)
Andrew Wing — On July 10, 2006, we appointed Mr. Andrew L. Wing as a member of the Board of Directors. In connection with such appointment, we entered into a Consulting Agreement, dated July 10, 2006 with Mr. Wing. The Consulting Agreement provides that Mr. Wing will provide certain advertising sales services to us in exchange for commissions, 5% for the first three years and 2% for the fourth and fifth years, that will be paid from revenues received by us from advertisers. After the fifth year, no further commissions will be paid. The Consulting Agreement shall continue on a month-to-month basis and may be terminated by us upon written notice. ProLink has not paid any commissions to Mr. Wing as of September 30, 2007.
12.	CONCENTRATIONS
International Revenue — International revenue, derived primarily from customers in Europe and Asia, was approximately $1,842,125, or 27.9%, of total revenue for the three months ended September 30, 2007 and $1,167,895, or 20.0%, for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, International revenue was approximately $6,133,653, or 32.7%, and $5,185,922, or 29.0%, respectively, of total revenue.
We have an exclusive licensing and distribution agreement with Elumina pursuant to which Elumina acts as an exclusive distributor of our products in Europe, the Middle East, Australia, Malaysia, and South Korea. We have no international assets. Therefore, all of our International revenue in both periods presented was generated from our European distributor, Elumina. As of September 30, 2007 and December 31, 2006, accounts receivable due from Elumina were $4,162,681 and $393,187, respectively.
On January 18, 2007, we signed a non-binding letter of intent to acquire Elumina. On September 14, 2007, we entered into a definitive acquisition agreement with Elumina, and the sole shareholders of the Elumina Entities, Kevin Clarke and Mark Smart (the “Sellers”). See Note 3 for more information on the acquisition of Elumina.
Significant Vendor — During the nine months ended September 30, 2007, we utilized two vendors for substantially all of the manufacturing of our GPS systems. Historically, we utilized only one vendor to manufacture our GPS systems.
13.	SALES AND MARKETING AND FINANCING AGREEMENTS
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

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has a past due receivable from E-Z-Go recorded at September 30, 2007 in connection with funds due the company for services rendered under Pay-for-Play agreements billed and administered by E-Z-Go. E-Z-Go disagrees with our calculation of the past due receivable amount and actually claims an amount due to them. However, we believe that we have a strong position and will recover all amounts due.
Purchase of Assets from E-Z -Go — On June 1, 2005 we purchased certain assets from E-Z-Go, a division of Textron, Inc., in exchange for cash and debt. We purchased 2,945 ProLink video display units and roofs, 900 ProLink computer units, the assignment of 24 golf lease contracts in default at the time of the transaction and E-Z-Go’s residual interest in all systems that were leased under leases that matured prior to the date of the agreement or were in default as of March 25, 2005 and E-Z-Go’s residual interest in all systems that are leased under leases that mature without default in the future. The asset purchase was allocated as follows: $416,160 to inventory, $153,000 to service inventory, $1,889,571 to residual interests in leased GPS systems installed at golf courses and $1,143,723 to satisfy an obligation of ProLink, Inc., a predecessor company.
In June 2006, under the terms of the asset purchase agreement, we prepaid our obligation to E-Z-Go and received a prepayment discount of $929,577, which is recorded as a “Gain on Early Extinguishment of Debt” on the Unaudited Condensed Consolidated Statement of Operations.
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
During the term of the lease, all Pay-for-Play revenue after payment of “debt service’’ and a monthly processing fee of $7,500 is deposited into an escrow account. “Debt Service’’ is defined as the amount needed to fully amortize to zero NCG’s purchase costs plus a rate of return, over the life of the lease. Funds will be released from escrow when the minimum reserve amount (less amounts paid by E-Z-Go or us) is accumulated in the escrow account. After payment of the service and administration cost, any remaining funds will be distributed 90% to us and 10% to NCG. If course assets are sold, any residual amount after payment of debt service (if any is owed) will be distributed under the same formula. See Note 5 for the our interest in residual lease equipment.
Certain service revenues associated with Pay-for-Play leases are administered under an arrangement with NCG. Under the terms of the program, the Pay-for-Play transactions are pooled and are subject to a maximum reserve of 10% of the leases entered into during the first twelve months of the agreement. Further, any revenues received from Pay-for-Play transactions in excess of the debt service amount is held in escrow, up to an amount equal to the maximum reserve. As of September 30, 2007 and December 31, 2006, the reserve, presented in “Deposits and Other Assets” on the Unaudited Condensed Consolidated Balance Sheet was $856,410 for both periods presented.
14.	SUBSEQUENT EVENTS
On November 3, 2007, the Company filed a patent litigation action and declaratory judgment action against GPS Industries, Inc. and UpLink Corporation (the “Patent Litigation”) in the United States District Court for the District of Arizona. The Patent Litigation alleges that both GPSI and UpLink infringe upon one or more of the Company’s patents and that an UpLink patent containing claims directed at advertising are invalid due to prior art. The Company does not expect any loss contingencies from this action.

PROLINK HOLDINGS CORP.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-QSB, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements that involve potential risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes filed on this Form 10-QSB and our Annual Report, including the factors set forth in the section titled “Forward-Looking Statements”, “Risks Related to Our Business” and other factors affecting future results, as well as our other filings made with the Securities and Exchange Commission (the “SEC”).
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
Acquisitions:
On January 17, 2007, we acquired substantially all of the operating assets of ScoreCast, Inc., including a scoring software used in the golf industry, ScoreCast Golf Tournament Software.

PROLINK HOLDINGS CORP.
On January 18, 2007, we signed a non-binding letter of intent to acquire our largest distributor, Elumina Iberica, S.A., Elumina Iberica UK Limited, GP Ads, S.L. and GP Ads Ltd. (together, the “Elumina Entities” or “Elumina”). On September 14, 2007, we entered into a definitive acquisition agreement (the “Acquisition Agreement”) with Elumina. Upon the closing of the transaction pursuant to the Acquisition Agreement, we will acquire 100% of the outstanding capital stock of the Elumina Entities. As of the date of this filing, we are proceeding towards a closing of this transaction.
We believe that the acquisition of these two entities will expand our business nearly two-fold from a domestic-only sales perspective.
Risk Factors
Investing in our stock is highly speculative and risky. You should be able to bear a complete loss of your investment. Before making an investment decision, you should carefully consider the following risk factors in conjunction with any other information included or incorporated by reference in, including in conjunction with “Forward-Looking Statements” and “Risks Related to Our Business” included in our 10-KSB for the year ended December 31, 2006. If any event or circumstance described in the following risk factors actually occurs, it could materially adversely affect our business, operating results and financial condition. The risks and uncertainties described below are not the risks we face. There may be additional risks and uncertainties not presently known to us or those we currently believe are immaterial which could also have a negative impact on our business, operating results and financial condition.
If we fail to maintain an effective system of internal controls and disclosure controls and procedures, we may not be able to accurately report our financial results.
Effective internal controls are necessary for us to provide reliable financial statements and effectively prevent fraud. If we cannot provide reliable financial statements or prevent fraud, our business and operating results could be harmed. In connection with our financial audit of our consolidated financial statements for the year ended December 31, 2006, we received a large number of potential adjusting journal entries. Therefore, we concluded we had a material weakness in our internal control structure and disclosure controls at year end and at March 31, 2007. We remediated these weaknesses and no such material weaknesses were noted in the quarter ended September 30, 2007. Inferior internal controls could harm our operating results or cause us to fail to meet our reporting obligations and could also cause our current and potential stockholders to lose confidence in our reported financial statements, which could have a negative effect on the price of our stock. We expect to continue to strengthen our controls and remediate any deficiencies that we find as we prepare for full Sarbanes-Oxley compliance.
We may need additional financial support in order to continue to operate and grow, and cannot be certain that additional funds will be available when needed on satisfactory terms, if at all.
We have incurred operating losses since our inception and no assurance can be given of when we will become profitable on a sustained basis. Additionally, our internal business plan assumes that we will acquire one or more businesses during 2007 and significantly increase our sales to golf courses in the future. Depending on the acquisitions that we complete, if any, and the terms or purchase and the cost of integrating and operating those additional businesses, it is likely that we will have to obtain additional debt or equity financing. If we cannot obtain the amount of additional financing that we will need to support our operations or to fully implement our business plan, our future operations will be severely hindered, and our ability to sustain our operations and growth will be jeopardized.
We depend on GPS technology owned and controlled by others. If we do not have continued access to GPS technology and satellites, we will be unable to deliver our services and our revenues will decrease.
Our services rely on signals from GPS satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our services may cease and customer satisfaction would suffer.

PROLINK HOLDINGS CORP.
In addition, the U.S. Government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of GPS. Furthermore, because of ever-increasing commercial applications of GPS, other U.S. Government agencies may become involved in the administration or the regulation of the use of GPS signals in the future. If the foregoing factors affect GPS, such as by affecting the availability and pricing of GPS technology, our business will suffer.
Our GPS technology depends on the use of radio frequency spectrum controlled by others.
Our GPS technology is dependent on the use of radio frequency spectrum. The assignment of spectrum is controlled by an international organization known as the International Telecommunications Union or ITU. The Federal Communications Commission or FCC is responsible for the assignment of spectrum for non-government use in the United States in accordance with ITU regulations. Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of GPS signals and may materially and adversely affect the utility and reliability of our products, which would, in turn, cause a material adverse effect on our operating results. In addition, emissions from mobile satellite service and other equipment operating in adjacent frequency bands or inband may materially and adversely affect the utility and reliability of our products, which could result in a material adverse effect on our operating results.
On May 11, 2000, the FCC issued a Notice of Proposed Rulemaking that proposes rules for the operation of Ultra-Wideband or UWB radio devices on an unlicensed basis in the frequency bands allocated to GPS. If the FCC issues final rules authorizing such operation, UWB devices might cause interference with the reception of GPS signals. We cannot determine the extent or nature of this problem as standard setting in the area has stalled due to competing methods of utilizing the band. Such interference could reduce demand for GPS products in the future. Any resulting change in market demand for GPS products could have an adverse effect on our financial results.
Speculative Nature of Business
The profits of an enterprise involved in the golf industry are generally dependent upon many variables. Our customer appeal depends upon factors which cannot be reliably ascertained in advance and over which we have no control, such as unpredictable critic reviews and appeal to the public.
Government regulations and standards may harm our business and could increase our costs or reduce our opportunities to earn revenues.
In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by governmental agencies, including the FCC and Department of Defense. A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of wireless communications and GPS technology. Additionally, it is uncertain how existing laws governing issues such as taxation, intellectual property, libel, user privacy and property ownership will be applied to our services. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our services and increase our cost of doing business.

PROLINK HOLDINGS CORP.
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and assumptions on historical experience, industry trends and various other sources of information and factors. Actual results could differ from those estimates. Our significant accounting policies and critical estimates are summarized below:
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
Reclassifications — For comparative purposes, certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income (loss). Cost directly related to service revenues have been reclassified to cost of sales and excess labor for departments normally classified as cost of goods reclassified to operating expenses to reflect time spent on customer service activities. Additionally, for system refinancing sales, 2006 revenue associated with the lease buy-outs have been reclassified from revenue to cost of sales.
Revenue Recognition:
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
Service revenue derived from service contracts in effect with users of our Systems is recognized monthly at the time of billing. For service requirements outside of the scope of service contracts, customers are billed on a time and materials basis. Service revenue from golf course customers with Pay for Play leases is retained by third party lease companies until certain escrow amounts are attained.
Financing revenue is earned from providing or arranging financing with third party lenders for golf courses for the purchase of the ProLink GPS system. Revenue is earned upon the binding execution of the financing transaction. In certain transactions, where we act strictly as an agent, the revenues are recorded on a net basis.
Advertising revenue — We earn revenue from the sale of advertising, as well as the related administrative and processing fees for delivering this advertising, on GPS system screens located on our customers golf courses. These revenues are recognized proportionately as the services are rendered.
Costs of Revenues and Operating Expenses:
Cost of System Sales — The cost of system sales include the direct material cost of the hardware and related peripherals, direct and contract labor to install, the cost of shipping and freight, licensing and any duties or taxes.
Cost of Service — Service costs are largely fixed costs including salaries, benefits, travel and supply costs of our service support team and are recognized as incurred. These costs include the support center located in Chandler, Arizona as well as the costs of service technicians in the field. Service technicians provide support to the golf course in addition to providing labor for installation. When the technician performs installations their costs are allocated to the cost of the system sales.

PROLINK HOLDINGS CORP.
Interest in Residual Lease Equipment — During 2007 and 2006, we acquired interest in residual lease equipment and recorded these interests at their estimated fair value at the time of acquisition based upon the assumption that the equipment will be resold upon expiration of the related leases to new or existing customers. In addition, during the year ended December 31, 2006, the Company commenced recording a residual value on all new system installations. Based on our historical operating activity these residual values are recorded at approximately $250 or $600 per unit, depending upon the unit installed. Should the market for used GPS equipment not be as strong as anticipated by management the value of this equipment could decrease substantially requiring the recorded value of the asset to be reduced. This would decrease our income in future periods.
Cost of Advertising — We secure the rights to sell and deliver advertising on GPS system screens located on our customers golf courses through exclusive agreements (ProFit) executed with the courses. These ProFit agreements entitle the golf course to a percentage of the net revenue earned from advertising placed on the GPS system at their course. These costs are recognized proportionately as the revenues are earned. Commissions associated with the sale of the advertising revenues are recognized as operating expense when paid.
Operating Expense — Operating expenses are comprised primarily of salaries, benefits and related costs for management and operations staff, legal, accounting and other professional fees, travel expenses, facility and information technology costs.
Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts based upon our estimates of amounts that will be realized from customers. We develop the allowance based upon our experience with specific customers and our judgment as to the likelihood of ultimate payment. We consider the collection experience with the entire portfolio of our receivables and makes estimates regarding collectibility based on trends in aging. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, an increase in the allowance could be required in the future. In addition, a large component of our accounts receivable balance is due from third party lenders, subject to maintaining minimum reserve requirements with the lender. The inability to maintain minimum reserves with third party lenders will impair our ability to collect on current and future service revenues and may result in an increase in an allowance in future periods. Such an increase would reduce income.
Allowance for Inventory Obsolescence — We maintain an allowance for obsolete and slow moving inventory based upon a review of sales trends of products, the development of new technology, both internally and externally and the changes to current product lines, as well as other various factors. Increases in this reserve in future periods would result in a decrease in income.
Net Earnings (Loss) per Share — Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period.
Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that our grants of employee equity share options, nonvested shares, and similar equity instruments be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding includes the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

PROLINK HOLDINGS CORP.
Since we incurred a loss from continuing operations for the three and nine month periods ended September 30, 2007 and 2006, potentially dilutive shares applicable to convertible preferred stock, senior secured convertible notes, options, and warrants to purchase shares of common stock were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive. Potentially dilutive common shares for both the three-month and nine-month periods ended September 30, 2007 were 1,482,415 and 1,468,022, respectively, and for the three-month and nine-month periods ended September 30, 2006 were 5,011,124 and zero, respectively. Dilutive common shares give effect to securities, such as stock options, warrants, and convertible securities which have the potential to be exercised.

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net income (loss) applicable to common shareholders	$(992,235)	$(15,438)	$(8,698,918)	$853,781

Weighted-average common shares outstanding (for basic EPS)	46,394,212	34,877,781	41,055,218	34,692,799
Add:
Dilutive share-based employee compensation (a)	—	—	—	4,938,640
Dilutive warrant shares (a)	—	—	—	406,812

Weighted-average common shares outstanding (for diluted EPS)	46,394,212	34,877,781	41,055,218	40,038,251

Basic EPS	$(0.02)	$—	$(0.21)	$0.02

Diluted EPS	$(0.02)	$—	$(0.21)	$0.02

(a)     1,482,415 and 1,684,622 of unexercised employee stock options and warrants were not included in the computation of diluted EPS for the three and six months ended September 30, 2007 because to do so would have been antidilutive.
Stock-Based Compensation — The Company periodically issues shares of common stock for services rendered or for financing cost. Such shares are valued based on the market price on the transaction date.
The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.
The Company expenses stock options and warrants under the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (SFAS 123(R)). Stock-based compensation represents the cost related to stock based Stock-based compensation represents the cost related to stock-based awards granted to employees and others. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in the Consolidated Statements of Operations.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
Income Taxes — We reported $0 and $213,434 in income taxes for the three and nine months ended September 30, 2007 and 2006. Based on historical operating losses and projections for future taxable income, the Company concludes it is more likely than not that the Company will not fully realize the benefits of its net operating loss carryforwards. The Company has not, therefore, recorded a tax benefit from its net operating loss carryforwards for the periods ended September 30, 2007 or 2006. Our effective tax rate during the three months and nine months ended September 30, 2007 is 0%. Our effective rates for the three months and nine months ending September 30, 2006 were 0% and 20%, respectively.

PROLINK HOLDINGS CORP.
Results of Operations
The financial results for the three and nine months ended September 30, 2007 and 2006 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations of this Quarterly Report on Form 10-QSB. Results for interim periods may not be indicative of the results for the full year.
Three Months Ended September 30, 2007 and 2006

	Three Months Ended
	September 30,	September 30,	Change
	2007	2006	$	%
REVENUES:
New System Sales:	5,112,840	3,539,753	1,573,087	44.4%
Service Revenue	697,844	838,481	(140,637)	-16.8%
Finance Revenue, net	226,611	1,428,915	(1,202,304)	-84.1%
Advertising Revenue	555,001	13,487	541,514	n/a

Total Revenue	6,592,296	5,820,636	771,660	13.3%

COST OF REVENUES:
New System Cost	2,312,145	1,844,518	467,627	25.4%
Service Cost	856,774	677,966	178,808	26.4%
Other Cost	262,044	—	262,044	n/a

Total Cost of Revenue	3,430,963	2,522,484	908,479	36.0%

Gross Margin	3,161,333	3,298,152	(136,819)	-4.1%

Operating Expenses	3,566,503	3,181,927	384,576	12.1%

Income (Loss) from Operations	(405,170)	116,225	(521,395)	n/a

Total Other (Income) Expense	587,065	131,663	455,402	345.9%

Loss Before Taxes	(992,235)	(15,438)	(976,797)	n/a

Revenue
Total revenue was approximately $6.6 million and $5.9 million for the three months ended September 30, 2007 and 2006, respectively, an increase of approximately $0.8 million, or 13.3%. The increase in total revenue was driven primarily by increases in new system upgrades of approximately $0.9 million, International sales of $0.7 million and Advertising revenue of $0.5 million. These increases were partially offset by decreases in finance revenue of $1.2 million and service revenue of $0.1 million.
Volume on new system installs remained unchanged, while volume on International systems and new domestic system upgrades increased during the quarter. The decline in finance revenue was due to customers eligible for lease renewals choosing to upgrade to a newer system rather than refinancing their existing system during the third quarter. The increases in advertising revenue were due to the implementation of our advertising initiative in 2007. We expect sustained growth in advertising revenue during 2007.
Cost of Revenues
Cost of revenues for the three months ended September 30, 2007 increased approximately $0.9 million compared to the same period in 2006. The increased cost was related to the increased volume of International systems and new domestic system upgrade installs, increases in service cost related to contract labor and material cost and an increased advertising cost. Contract labor increased due to upgrade system installs and fleet swaps during 2007. Material cost increased in the three months of 2007 due to increased fleet swaps and reconditioning inventory projects during 2007. Additionally, we invested in a new motherboard design which decreased manufacturing costs overall. We expect the new design, along with supply chain initiatives, to result in lower manufacturing costs by approximately 16% per month.

PROLINK HOLDINGS CORP.
Other cost, which includes advertising and refinance cost, increased solely due to increases in advertising cost representing the distribution of a percentage of advertising revenue to our golf course customers. There was minimal cost related to refinancing in 2007 and zero cost during the three months ended September 30, 2006.
Gross Margin
Gross Margin for the three months ended September 30, 2007 was approximately $3.2 million, or 48.0%, of total revenues compared to approximately $3.3 million or 56.7% of total revenues for the three months ended September 30, 2006. Gross margin was impacted by the items above. There was zero cost related to the $1.0 million gain on sale of leases in 2006, contributing to an above average gross margin in 2006 in comparison to 2007.
OPERATING EXPENSES
Total Operating Expenses
Total operating expenses increased $0.4 million, or 12.1%, to $3.6 million for the three months ended September 30, 2007 from $3.2 million over the same period in 2006. The increase is primarily related to increased General and Administrative costs of approximately $0.7 million.
Sales and Marketing
Sales and Marketing expenses decreased $0.1 million for the three months ended September 30, 2007 from $0.8 million in the three months ended in 2006. The decrease is primarily related to a reversal of the 2007 performance-based bonus accrual.
General and Administrative
General and administrative costs increased $0.7 million, or 48.0% for the three months ended September 30, 2007 compared to the three months ended 2006. This increase is primarily related to an increase of $0.3 million in SFAS 123R expenses, an increase of $0.1 million in information technology expenses related to infrastructure upgrades, an increase of $0.1 million in accounting and Sarbanes-Oxley compliance costs and $0.5 million related to additional personnel cost, offset by a decrease of $0.5 million due to the reversal of the 2007 performance-based bonus accrual. Personnel cost increase is driven primarily by increased headcount costs including salaries and recruiting fees associated with the year over year growth of ProLink.
Other (Income) Expense
Other (Income) Expense increased to an expense of $0.6 million in the period ended September 30, 2007 from $0.1 million over the same period in 2006. This resulted from an increase in interest expense in 2007 related to restructuring our financial obligations through Calliope Capital and ending our credit facilities with Comerica Bank and third party financers. These unamortized loan costs were related to an accelerated recognition of warrant expenses.

PROLINK HOLDINGS CORP.
Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended
	September 30,	September 30,	Change
	2007	2006	$	%

REVENUES:
New System Sales	14,972,914	13,336,195	1,636,719	12.3%
Service Revenue	1,895,170	2,058,013	(162,843)	-7.9%
Finance Revenue, net	1,208,396	2,441,390	(1,232,994)	-50.5%
Advertising Revenue	708,534	42,067	666,467	n/a

Total Revenue	18,785,014	17,877,665	907,349	5.1%

COST OF REVENUES:
New System Cost	7,350,967	6,834,588	516,379	7.6%
Service Cost	2,585,607	2,065,609	519,998	25.2%
Other Cost	534,069	—	534,069	n/a

Total Cost of Revenue	10,470,643	8,900,197	1,570,446	17.6%

Gross Margin	8,314,371	8,977,468	(663,097)	-7.4%

Operating Expenses	12,052,451	8,928,806	3,123,645	35.0%

Income (Loss) from Operations	(3,738,080)	48,662	(3,786,742)	117%

Total Other (Income) Expense	1,239,900	(1,018,553)	2,258,453	n/a

Income (Loss) Before Taxes	(4,977,980)	1,067,215	(6,045,195)	n/a

Revenue
Total revenue was approximately $18.8 million and $17.9 million for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of approximately $0.9 million. An increase in new system upgrades increased revenues approximately $0.7 million. Increased mapping related to International unit sales increased revenues by $0.9 million. Advertising revenue also increased $0.7 million. These were substantially offset by the decrease in Finance revenue of $1.2 million and Service revenue of $0.2 million. The finance revenue decrease was a result of customers eligible for lease renewals choosing to upgrade to a newer system rather than refinancing their existing system. The service revenue decrease resulted from the service billing changes associated with installation timing of upgraded new systems.
Cost of Revenue
Cost of revenue increased $1.6 million, or 17.6%, for the nine months ended September 30, 2007 over the same period in 2006. The increase was primarily due to increased system costs of $0.6 million, service cost of $0.5 million, advertising cost increases of $0.3 million, and refinance costs of $0.2 million in the first quarter of 2007.
New system cost increased $0.6 million, proportional to the increase in the associated revenue. Advertising costs are reflective of ProFit revenue sharing agreements with our golf course customers. Service cost increased due to contract labor increases of $0.2 million related to upgrade system installs (which includes de-installing the older system) and increased fleet swaps during 2007. Material cost increased $0.3 million in the nine months of 2007 due to increased fleet swaps and reconditioning inventory projects during 2007.

PROLINK HOLDINGS CORP.
Additionally, we invested in a new VDU motherboard design which decreased manufacturing costs beginning in the third quarter of 2007. We expect the new design, along with supply chain initiatives, to lower manufacturing costs by approximately 16% per month.
Gross Margin
Gross margin for the nine months ended September 30, 2007 was approximately $8.3 million, or 44.3%, of total revenues compared to approximately $9.0 million, or 50.2%, of total revenues for the nine months ended in 2006. Gross margin was impacted by the items stated above.
OPERATING EXPENSES
Total Operating Expenses
Total operating expenses increased $3.1 million, or 35.0%, to $12.1 million for the nine months ended September 30, 2007 from $9.0 million in the nine months ended in 2006. The increase is primarily related to increased Sales and Marketing expenses of $0.9 million and $2.4 million in increased General and Administrative expenses.
Sales and Marketing
Sales and Marketing expenses increased $0.9 million, or 41.1% to $3.2 million for the nine months ended September 30, 2007 from $2.3 million in the nine months ended in 2006. The increase was primarily related to an increase of approximately $0.3 million related to our attendance at the PGA show in Orlando and the GIS show in Las Vegas, $0.3 million related to our creation of ProLink Media and its associated personnel costs and a $0.1 million expense that we recognized related to commission advances of personnel that have left the company. The remaining increase was primarily related to an increase in headcount for new systems sales personnel, offset by a $0.7 million reversal of the 2007 performance-based bonus accrual.
General and Administrative
General and administrative costs increased $2.4 million, or 60.6%, during the nine months ended September 30, 2007 from $4.0 million in the nine months ended in 2006. This increase is primarily related to an increase in non-cash SFAS 123R expense of $0.7 million, an increase in accounting and Sarbanes-Oxley compliance costs of $0.2 million, an increase in amortization expenses of $0.1 million resulting from the acquisition of GPSI, Optimal and Scorecast, an increase of $0.3 million for external reviews, auditing and fees associated with SEC filing requirements, an increase of $0.1 million for information technology personnel and infrastructure, and approximately $1.0 million in additional personnel cost, related to increased headcount costs including salaries and recruiting fees associated with the year over year growth of ProLink. These increases were partially offset by a reduction in legal costs and facility costs.
Other (Income) Expense
Other (Income) Expense changed to an expense of $1.2 million in the nine months ended September 30, 2007 from income of ($1.0) million in the prior period of 2006. This resulted from an increase in interest expense in 2007 related to restructuring our financial obligations through Calliope Capital and ending our credit facilities with Comerica Bank and third party financers. Of these unamortized loan costs, $0.4 million were related to warrants issued, which expired in April 2007, that were related to the Senior notes we retired in the first quarter of 2007; and were related to unamortized warrant costs for third-party financing, creating an accelerated recognition of warrant expenses of approximately $0.4 million. Additionally, Other (Income) Expense for the 2006 period includes a one-time gain of ($0.5) million related to a litigation reserve that we reversed as a result of the resolution of the ParView, Inc. bankruptcy and a prepayment discount of ($0.9) million related to our obligation with E-Z-Go.

PROLINK HOLDINGS CORP.
Liquidity And Capital Resources
On August 17, 2007, we entered into an agreement with Calliope to replace our credit facility with Comerica. The credit facility made available under the agreement is in the aggregate principal amount of $9.0 million, consisting of a $5.0 million revolving loan and a $4.0 million term loan. The revolver has a two year term, while the term loan has a five year term. The proceeds of the loans will be used to replace our credit facility with Comerica, refinance other existing indebtedness, and the remaining balance for general working capital purposes. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding this transaction.
Historically, we have incurred substantial operating losses requiring us to seek capital in the forms of both debt and equity. However, our cash balances, cash flows and credit facilities are anticipated to be sufficient to meet our expected, recurring operating commitments and to fund planned capital expenditures during 2007. Should we fail to meet budget goals during 2008, we may require additional funding from debt or equity sources. Management will take advantage of favorable market conditions to raising additional capital should the opportunity present itself during the 2008 year. Our current priorities for the use of our cash are investment in projects intended to generate additional revenue and to increase our product delivery and operational effectiveness as well as funding our liquidity needs.
At September 30, 2007, we had approximately $1.8 million in cash and cash equivalents, compared to approximately $2.4 million at December 31, 2006.
For the first nine months of 2007, we used approximately $10.3 million for operations, primarily to finance accounts receivable to our distributor, Elumina Iberica S.A. (“Elumina”). We have extended terms to Elumina to assist with financing the growth of their system sales, primarily in Europe. Other uses of cash were for working capital requirements during the first nine months of 2007.
In the first nine months of 2007, investing activities used approximately $0.6 million for the acquisition of assets of Scorecast, which is described in the Note 3 to Condensed Consolidated Financial Statements. Additionally, during the period we used approximately $0.1 million for capital expenditures.
Financing activities provided approximately $10.2 million in cash, primarily from the proceeds from the sale of Series C Convertible Preferred Stock of $11.4 million, the proceeds from the Laurus term debt and factoring agreement of $6.5 million, FOC letter factoring agreement of $1.3 million and proceeds from the modification to our credit facility of $1.9 million. We used $10.1 million of the proceeds to make principal payments on debt and retire the 12% Senior secured debt during the first quarter of 2007.
Recent Accounting Pronouncements
The new pronouncements that have been issued for future implementation are discussed in the footnotes to our interim Condensed Consolidated Financial Statements (see Note 2).

PROLINK HOLDINGS CORP.
Item 3. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that our internal controls and disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-QSB to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities. As indicated in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, we had received a large number of potential adjusting journal entries during the 2006 audit which led us to conclude that we had a material weakness in our internal control structure and disclosure controls as of the end of the period covered by such Annual Report on Form 10-KSB and on Form 10-QSB as of March 31, 2007, and such internal controls and disclosure controls were not effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities as of the end of both periods. As a result of the actions described below, no such material weaknesses were noted in the quarter ended September 30, 2007. We did incur some additional cost associated with the remediation of our internal controls or disclosure controls. We continue to strengthen our internal controls as we prepare for Sarbanes-Oxley compliance.
(b) Changes in Internal Controls. We have evaluated our internal control over financial reporting as of the end of our third fiscal quarter, the period covered by this Quarterly Report on Form 10-QSB, as discussed above. There were changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the first nine months of our current fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which involved the hiring of additional staff to remediate our material weakness. During our current fiscal year, we have replaced many of our accounting personnel with experienced and qualified accountants, including Certified Public Accountants, to help remediate our weakness related to our disclosure controls and procedures. As a result of such changes in our staff, we believe our material weakness related to our disclosure controls and procedures has been eliminated and our internal controls will continue to strengthen as we prepare for our Sarbanes-Oxley compliance.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information regarding legal proceedings is incorporated by reference from Note 9 to the Company’s Condensed Consolidated Financial Statements set forth in Part I of this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In December 2006 and January 2007, we entered into Securities Purchase Agreements, with certain investors, pursuant to which we agreed to sell to the Investors in a private offering an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. In addition, pursuant to a Registration Rights Agreement, dated as of January 8, 2007, we agreed to register the resale of the shares of common stock underlying the Series C Convertible Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. We filed a registration statement covering these shares and it was effective on June 6, 2007. All shares of our Series C Convertible Preferred Stock automatically converted into the number of shares of common stock into which such shares were then convertible on June 6, 2007.

PROLINK HOLDINGS CORP.
We issued 34,000 shares of common stock to Barretto Pacific Corp. for investor relations services to be provided. These shares were held in escrow and were released on May 1, 2007. Barretto Pacific is retained for future periods as our investor relations firm.
On August 17, 2007, we entered into a security agreement with Calliope Capital Corporation (“Calliope”) to replace our current credit facility. The credit facility made available under the agreement is in the aggregate principal amount of $9.0 million, consisting of a $5.0 million revolving loan and a $4.0 million term loan. The revolver has a two year term, while the term loan matures in five years and requires amortization of its principal balance in 48 equal monthly payments beginning on September 1, 2008. On and after the first anniversary of the date of the agreement, Calliope shall have the right to convert principal due under the term loan into the Company’s common stock at a fixed conversion price per share of common stock. The proceeds of the loans are to be used to refinance our existing indebtedness, with the remaining balance available for general working capital purposes.
In connection with the new credit facility, we issued a common stock purchase warrant to Calliope. Pursuant to the warrant, Calliope is entitled to purchase from the Company, for a period of five years, 3,567,568 shares of common stock at an exercise price of $1.40 for the first one-third of the shares, $1.50 for the next one-third of the shares, and $1.60 for any additional shares.
Additionally, we entered into a registration rights agreement with Calliope. Under the registration rights agreement, we agreed to file a registration statement registering for re-sale shares of common stock of the Company issuable upon conversion of the term note and exercise of the warrant no later than 300 days after the date of the agreement, and to use commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable thereafter. See Note 7 to Unaudited Condensed Consolidated Financial Statements for further information.
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
As of June 30, 2007, we violated the covenants contained under our agreement with Comerica. On August 17, we entered into a security agreement with Calliope to replace our current credit facility. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements. The agreement requires us to meet certain financial tests and contains certain covenants that, among other things, restrict additional indebtedness, liens, investments, restricted payments, transactions with affiliates, asset dispositions, and other matters customarily restricted in such agreements.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

PROLINK HOLDINGS CORP.
Item 6. Exhibits:

Exhibit
Number	Description

3.0	Certificate of Incorporation of United Health Management, Inc., as filed with the Secretary of State of the State of Delaware on March 7, 1996, and previously filed as Exhibit 3.1 on Form 10SB12G filed on October 30, 1998, which is hereby incorporated by reference.

3.1	By-laws of Prolink Holdings Corp, previously filed as Exhibit 3.5 on Form 10-KSB filed on March 17, 2007, which is hereby incorporated by reference.

3.2	Contribution Agreement between Amalgamated Technologies, Inc. and ProLink Solutions, LLC, dated December 23, 2005, previously filed as Exhibit 10.1 on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.

3.3	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware on January 20, 2006 and effective as of 12:01 a.m. on January 23, 2006, and previously filed as Exhibit 3.1 on Form 8-K filed January 26, 2006, which is hereby incorporated by reference.

3.4	ProLink Holdings Corp. Corporate Code of Conduct and Ethics, previously filed as Exhibit 14.1 on Form 10-KSB/A filed on May 1, 2006, which is hereby incorporated by reference.

3.5	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 29, 2006 and previously filed as Exhibit 99.4 on Form 8-K on January 8, 2007, which is hereby incorporated by reference.

3.6	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock, filed with the Secretary of State of the State of the State of Delaware on January 3, 2007, and previously filed as Exhibit 99.2 on Form 8-K on January 29, 2007, which is hereby incorporated by reference.

4.0	Form of Common Stock certificate, previously filed as an exhibit on Form 10SB12G filed on October 30, 1998, which is hereby incorporated by reference.

PROLINK HOLDINGS CORP.

Exhibit
Number	Description

4.1	Form of Warrant to Purchase Common Stock of the Company, previously filed as Exhibit 4.1 on Form 10-KSB on April 17, 2006, which is hereby incorporated by reference.

4.2	Form of Warrant to Purchase Common Stock of the Company, previously filed as Exhibit 99.2 on Form 8-K on January 8, 2007, which is hereby incorporated by reference.

4.3	Form of Warrant to Purchase Common Stock of the Company, previously filed as Exhibit on Form 8-K on January 29, 2007, which is hereby incorporated by reference.

10.0*+	Media Representation Agreements by and among ProLink Solutions, LLC and ABC National Television Sales, Inc. dated September 24, 2007 (Confidential portions of this exhibit have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended)

10.01*	Acquisition Agreement by and among ProLink Holdings Corp., Elumina Iberica, S.A., Elumina Iberica UK Limited, GP ADS, S.L., GP ADS, LTD, Kevin Clarke and Mark Smart dated September 17, 2007.

10.1	Subscription Agreement between the Company and Investors, dated March 31, 2006, previously filed as an exhibit Form 8-K on April 4, 2006, which is hereby incorporated by reference.

10.11	Securities Purchase Agreement dated as of October 10, 2006, previously filed as Exhibit 10.1 on Form 8-K on October 17, 2006, which is hereby incorporated by reference.

10.12	Security Agreement dated as of October 10, 2006, previously filed as Exhibit 10.2 on Form 8-K on October 17, 2006, which is hereby incorporated by reference.

10.13	Form of Senior Secured Note due April 11, 2007, previously filed as Exhibit 10.3 on Form 8-K on October 17, 2006, which is hereby incorporated by reference.

10.2	Amended and Restated Letter Factoring Agreement between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and FOC Financial L.P., dated June 22, 2007.

10.21	Amended and Restated Revolving Promissory Note between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and FOC Financial L.P., dated June 22, 2007.

PROLINK HOLDINGS CORP.

Exhibit
Number	Description

10.22	Letter Factoring Agreement between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Event-Driven Multi-Strategy Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.23	Letter Factoring Agreement between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Distressed/Special Situations Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.24	Revolving Promissory Note between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Event-Driven Multi-Strategy Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.25	Revolving Promissory Note between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Distressed/Special Situations Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.3	Securities Purchase Agreement dated as of December 31, 2006, previously filed as Exhibit 99.2 on Form 8-K filed on December 29, 2006, which is hereby incorporated by reference.

10.31	Securities Purchase Agreement dated as of January 23, 2007, previously filed as Exhibit 99.1 on Form 8-K filed on January 29, 2007, which is hereby incorporated by reference.

10.32	Registration Rights Agreement dated as of January 8, 2007 previously filed as Exhibit 99.4 on Form 8-K filed on December 29, 2006, which is hereby incorporated by reference.

10.33	Registration Rights Agreement dated as of January 23, 2007, previously filed as Exhibit 99.3 on Form 8-K filed on January 29, 2007, which is hereby incorporated by reference.

10.4	Purchase and Sale Agreement between ProLink Solutions, LLC and, the entities described in Exhibit A thereto, the Putters Group and Signal Systems Associates LLC, previously filed as Exhibit 10.1 on Form 8-K filed on March 1, 2006, which is hereby incorporated by reference.

10.41	Commercial Promissory Note, dated February 23, 2006, by ProLink Solutions, LLC issued to David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust, previously filed as an Exhibit on Form 8-K filed on March 1, 2006, which is hereby incorporated by reference.

10.42	License Agreement, by and between ProLink/ParView, LLC and Optimal Golf Solutions, Inc., dated January 22, 2004, previously filed as an Exhibit on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.

10.43	Amended and Restated Sales and Marketing Agreement, and between ProLink/ParView, LLC and Textron Inc., dated April 2002, previously filed as an Exhibit on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.

10.5	Settlement Agreement, dated October 26, 2006, by and among GPS Industries, Inc., ProLink Solutions LLC, Elumina Iberica S.A. and Elumina Iberica Limited, previously filed as an Exhibit on Form 8-K filed on October 31, 2006, which is hereby incorporated by reference.

10.51	Amended and Restated Exclusive Licensing and Distribution Agreement with Elumina Iberica, S.A., dated May 8, 2006, previously filed a an Exhibit on Form 8-K filed on May 12, 2006, which is hereby incorporated by reference.

10.6	Compensation Agreement with Michael S. Browne, CPA (CFO) dated July 18, 2006 previously filed as an exhibit on Form 8-K filed on October 27, 2006, which is hereby incorporated by reference.**

10.61	Consulting Agreement with Mr. Andrew L. Wing, the Company’s director, dated July 10, 2006, previously filed as an exhibit on Form 8-K filed on July 13, 2006, which is hereby incorporated by reference.**

10.62	Offer Letter of Employment by ProLink Solutions, LLC, to Dave Gomez, dated September 6, 2005, previously filed as an exhibit on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.**

PROLINK HOLDINGS CORP.

Exhibit
Number	Description

10.63	Offer Letter of Employment by ProLink Solutions, LLC, to Danny Lam, dated September 6, 2005, previously filed as an exhibit on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.**

10.64	Non-Qualified Stock Option Agreement, previously filed as Exhibit 10.2 on Form 8-K filed on December 26, 2006, which is hereby incorporated by reference.

10.65	ProLink Holdings Corp. 2006 Employee, Director and Consultant Stock Plan, previously filed as Exhibit 10.2 on Form 8-K filed on December 26, 2006, which is hereby incorporated by reference.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Represents an employment agreement

+	We have requested confidential treatment for certain provisions contained in this exhibit. The confidential portion has been so omitted in the copy filed as an exhibit and has been filed separately with the Securities and Exchange Commission.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 14th day of November, 2007.

PROLINK HOLDINGS CORP.

By:	/s/ Lawrence D. Bain Lawrence D. Bain Chief Executive Officer

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 14th day of November, 2007.

PROLINK HOLDINGS CORP.

By:	/s/ Michael S. Browne Michael S. Browne
Chief Operating Officer and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.0	Certificate of Incorporation of United Health Management, Inc., as filed with the Secretary of State of the State of Delaware on March 7, 1996, and previously filed as Exhibit 3.1 on Form 10SB12G filed on October 30, 1998, which is hereby incorporated by reference.

3.1	By-laws of Prolink Holdings Corp, previously filed as Exhibit 3.5 on Form 10-KSB filed on March 17, 2007, which is hereby incorporated by reference.

3.2	Contribution Agreement between Amalgamated Technologies, Inc. and ProLink Solutions, LLC, dated December 23, 2005, previously filed as Exhibit 10.1 on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.

3.3	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware on January 20, 2006 and effective as of 12:01 a.m. on January 23, 2006, and previously filed as Exhibit 3.1 on Form 8-K filed January 26, 2006, which is hereby incorporated by reference.

3.4	ProLink Holdings Corp. Corporate Code of Conduct and Ethics, previously filed as Exhibit 14.1 on Form 10-KSB/A filed on May 1, 2006, which is hereby incorporated by reference.

3.5	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on December 29, 2006 and previously filed as Exhibit 99.4 on Form 8-K on January 8, 2007, which is hereby incorporated by reference.

3.6	Certificate of Amendment to the Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock, filed with the Secretary of State of the State of the State of Delaware on January 3, 2007, and previously filed as Exhibit 99.2 on Form 8-K on January 29, 2007, which is hereby incorporated by reference.

4.0	Form of Common Stock certificate, previously filed as an exhibit on Form 10SB12G filed on October 30, 1998, which is hereby incorporated by reference.

PROLINK HOLDINGS CORP.

Exhibit
Number	Description

4.1	Form of Warrant to Purchase Common Stock of the Company, previously filed as Exhibit 4.1 on Form 10-KSB on April 17, 2006, which is hereby incorporated by reference.

4.2	Form of Warrant to Purchase Common Stock of the Company, previously filed as Exhibit 99.2 on Form 8-K on January 8, 2007, which is hereby incorporated by reference.

4.3	Form of Warrant to Purchase Common Stock of the Company, previously filed as Exhibit on Form 8-K on January 29, 2007, which is hereby incorporated by reference.

10.0*+	Media Representation Agreements by and among ProLink Solutions, LLC and ABC National Television Sales, Inc. dated September 24, 2007 (Confidential portions of this exhibit have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended)

10.01*	Acquisition Agreement by and among ProLink Holdings Corp., Elumina Iberica, S.A., Elumina Iberica UK Limited, GP ADS, S.L., GP ADS, LTD, Kevin Clarke and Mark Smart dated September 17, 2007.

10.1	Subscription Agreement between the Company and Investors, dated March 31, 2006, previously filed as an exhibit Form 8-K on April 4, 2006, which is hereby incorporated by reference.

10.11	Securities Purchase Agreement dated as of October 10, 2006, previously filed as Exhibit 10.1 on Form 8-K on October 17, 2006, which is hereby incorporated by reference.

10.12	Security Agreement dated as of October 10, 2006, previously filed as Exhibit 10.2 on Form 8-K on October 17, 2006, which is hereby incorporated by reference.

10.13	Form of Senior Secured Note due April 11, 2007, previously filed as Exhibit 10.3 on Form 8-K on October 17, 2006, which is hereby incorporated by reference.

10.2	Amended and Restated Letter Factoring Agreement between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and FOC Financial L.P., dated June 22, 2007.

10.21	Amended and Restated Revolving Promissory Note between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and FOC Financial L.P., dated June 22, 2007.

PROLINK HOLDINGS CORP.

Exhibit
Number	Description

10.22	Letter Factoring Agreement between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Event-Driven Multi-Strategy Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.23	Letter Factoring Agreement between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Distressed/Special Situations Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.24	Revolving Promissory Note between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Event-Driven Multi-Strategy Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.25	Revolving Promissory Note between the Company’s wholly-owned subsidiary ProLink Solutions, LLC and Robeco WPG Distressed/Special Situations Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007.

10.3	Securities Purchase Agreement dated as of December 31, 2006, previously filed as Exhibit 99.2 on Form 8-K filed on December 29, 2006, which is hereby incorporated by reference.

10.31	Securities Purchase Agreement dated as of January 23, 2007, previously filed as Exhibit 99.1 on Form 8-K filed on January 29, 2007, which is hereby incorporated by reference.

10.32	Registration Rights Agreement dated as of January 8, 2007 previously filed as Exhibit 99.4 on Form 8-K filed on December 29, 2006, which is hereby incorporated by reference.

10.33	Registration Rights Agreement dated as of January 23, 2007, previously filed as Exhibit 99.3 on Form 8-K filed on January 29, 2007, which is hereby incorporated by reference.

10.4	Purchase and Sale Agreement between ProLink Solutions, LLC and, the entities described in Exhibit A thereto, the Putters Group and Signal Systems Associates LLC, previously filed as Exhibit 10.1 on Form 8-K filed on March 1, 2006, which is hereby incorporated by reference.

10.41	Commercial Promissory Note, dated February 23, 2006, by ProLink Solutions, LLC issued to David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust, previously filed as an Exhibit on Form 8-K filed on March 1, 2006, which is hereby incorporated by reference.

10.42	License Agreement, by and between ProLink/ParView, LLC and Optimal Golf Solutions, Inc., dated January 22, 2004, previously filed as an Exhibit on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.

10.43	Amended and Restated Sales and Marketing Agreement, and between ProLink/ParView, LLC and Textron Inc., dated April 2002, previously filed as an Exhibit on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.

10.5	Settlement Agreement, dated October 26, 2006, by and among GPS Industries, Inc., ProLink Solutions LLC, Elumina Iberica S.A. and Elumina Iberica Limited, previously filed as an Exhibit on Form 8-K filed on October 31, 2006, which is hereby incorporated by reference.

10.51	Amended and Restated Exclusive Licensing and Distribution Agreement with Elumina Iberica, S.A., dated May 8, 2006, previously filed a an Exhibit on Form 8-K filed on May 12, 2006, which is hereby incorporated by reference.

10.6	Compensation Agreement with Michael S. Browne, CPA (CFO) dated July 18, 2006 previously filed as an exhibit on Form 8-K filed on October 27, 2006, which is hereby incorporated by reference.**

10.61	Consulting Agreement with Mr. Andrew L. Wing, the Company’s director, dated July 10, 2006, previously filed as an exhibit on Form 8-K filed on July 13, 2006, which is hereby incorporated by reference.**

10.62	Offer Letter of Employment by ProLink Solutions, LLC, to Dave Gomez, dated September 6, 2005, previously filed as an exhibit on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.**

PROLINK HOLDINGS CORP.

Exhibit
Number	Description

10.63	Offer Letter of Employment by ProLink Solutions, LLC, to Danny Lam, dated September 6, 2005, previously filed as an exhibit on Form 8-K filed on December 23, 2005, which is hereby incorporated by reference.**

10.64	Non-Qualified Stock Option Agreement, previously filed as Exhibit 10.2 on Form 8-K filed on December 26, 2006, which is hereby incorporated by reference.

10.65	ProLink Holdings Corp. 2006 Employee, Director and Consultant Stock Plan, previously filed as Exhibit 10.2 on Form 8-K filed on December 26, 2006, which is hereby incorporated by reference.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Represents an employment agreement

+	We have requested confidential treatment for certain provisions contained in this exhibit. The confidential portion has been so omitted in the copy filed as an exhibit and has been filed separately with the Securities and Exchange Commission.