Form 10KSB
period 2007-12-31
ProLink Holdings Corp.
filed 2008-04-15
CIK 1072816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to                    .

Commission File Number: 000-25092

PROLINK HOLDINGS CORP.
(Name of small business issuer in its charter)

Delaware	30-0280392
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 S. Benson Lane, Chandler, Arizona	85224
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (480) 961-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.0001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2007 were $25,205,625.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was sold on April 15, 2008, was $22,577,910.

The number of outstanding shares of the issuer’s common stock on April 15, 2008 was 48,038,107.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

PROLINK HOLDINGS CORP.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB, including statements in “Business” in Item 1 and “Management’s Discussion and Analysis or Plan of Operation” in Item 6 of this report, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including, among other things: statements about projections of matters that affect net sales, gross profit, operating expenses, earnings from operations or net earnings; projections of capital expenditures; projections for growth; hiring plans; plans for future operations; financing needs or plans; plans relating to our products and services; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statement. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

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

•
Risks that are otherwise described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis or Plan of Operation” in Item 6 of this report.

You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PROLINK HOLDINGS CORP.
FORM 10-KSB ANNUAL REPORT
Year Ended December 31, 2007

TABLE OF CONTENTS

PART I

Item 1. Description of Business

Company History. ProLink Solutions, LLC (“ProLink Solutions”) was formed in January 2004 when investors contributed $4.6 million and two competitors, ProLink, Inc. and ParView, Inc., contributed assets to ProLink Solutions. ProLink Solutions assumed certain selected liabilities in exchange for all of its membership interests. Both ProLink, Inc. and ParView, Inc. sold GPS systems and golf course management systems to golf courses. At the time of the formation of ProLink Solutions, ProLink Solutions either acquired the intellectual property of both predecessor companies outright or licensed that intellectual property on an exclusive basis in perpetuity and received all of the operating assets of both companies. Subsequently, ProLink Solutions also obtained the rights to certain lease residuals and all of the intellectual property from ProLink, Inc. and ParView, Inc.

On December 23, 2005, ProLink Holdings Corp. (“ProLink Holdings” or the “Company”) entered into a Contribution Agreement with ProLink Solutions, pursuant to which ProLink Holdings acquired substantially all (approximately 98.5%) of the membership interests of ProLink Solutions through the contribution of such outstanding membership interests by the members of ProLink Solutions to ProLink Holdings. For accounting purposes, this was treated as a reverse merger. Subsequent to fiscal 2005, ProLink Holdings also obtained the balance of the membership interests of ProLink Solutions not assigned to ProLink Holdings at closing as a result of the purchase of certain assets from the bankruptcy estate of ParView, Inc.

On January 17, 2007, ProLink Solutions acquired substantially all of the operating assets of ScoreCast, Inc., including ScoreCast Golf Tournament Software, scoring software used in the golf industry.

For purposes of the discussion hereafter contained in this section, the use of “we,” “our” or “us” is meant to include ProLink Holdings Corp. and its operating subsidiary ProLink Solutions, LLC. When “ProLink” is used alone, it is meant to refer to ProLink Solutions, LLC only.

Business. We are engaged in the design, manufacture, maintenance and sale of global positioning satellite (“GPS”) golf course management systems and software to golf course owners and operators worldwide, the sale of advertising space on the screens of our systems and the brokering of the financing of our systems and other capital equipment for our golf course partners.

Our core philosophy is to be a “Trusted Partner” to our golf-course customers by enhancing golfers’ overall experience and improving pace-of-play, increasing current revenue streams and creating new profit centers for golf courses both nationally and globally. We are focused on continual software and hardware improvements of our products in order to provide a state of the art, comprehensive turnkey golf course integrated information management system and solution, emphasizing enhancement of the game and providing a platform technology that links directly to the golfing public.

Our current target market is the worldwide golf industry. We have strategic distribution relationships in key golf markets worldwide including Europe, the Middle East, South Africa and Asia. North America continues to be our main focus with coverage by distributor and direct sales representatives as well as marketing alliances for our advertising revenue.

Our systems help attract and retain customers by delivering a better golf experience on the course with precise distance measurements, optional selection of a variety of golf tips/techniques, detailed color course maps, media streaming of real-time sports scores and news headlines, food and beverage ordering, electronic scoring, tournament play and emergency communication to the clubhouse.

Our Market. The market for our GPS systems is currently estimated to include 43,000 golf courses globally with 16,800 of those in the United States and Canada. We estimate that 9,500 of the domestic courses are not on GPS systems and fit the current GPS market profile, translating into a $2.0 billion opportunity in the United States alone. We estimate that the worldwide GPS market profile opportunity (Europe, Japan, Australia, Asia and South Africa) exceeds $4.0 billion. There are estimated 1,500 courses worldwide utilizing GPS systems currently. Approximately 700 of these courses use ProLink systems. The fastest growing golf territories, reporting double-digit growth, include China, Spain, Mexico and the rest of Latin America.

The target profile for GPS golf course management systems includes resort courses, high-end daily fee facilities and residential golf communities. These facilities include large-scale golf-centric resorts and developments. A secondary market includes the mid-range facilities, lower-end daily fee facilities and municipal golf courses.

The growth rate of GPS system installations at golf courses has been increasing over recent years. We believe that the target profile for GPS golf course management systems, and therefore our target markets, will expand as GPS systems gain wider acceptance with course owners and golfers. For courses in our secondary target market, we can offer refurbished systems (ProStar Certified Pre-owned (“CPO”) and Gamestar) at slightly reduced pricing as systems are returned to us at the end of current leases, therefore creating wider market acceptance. For golfers, we continually seek to provide greater functionality and convenience options to drive greater acceptance.

Our Systems. We currently sell three lines of products: ProStar, ProStar (CPO) and GameStar. The lines are similar in their presentation of information to the golfer and the golf course but are sold at differing price points creating a complete portfolio of offerings for our different target customers.  Each of our systems is composed of a base station located in a golf course’s pro shop (consisting of an antenna, base radio and computer hardware), a video display unit, either mounted on each golf cart or contained within a purpose-built roof for the golf cart depending on the product. Our systems are purchased or leased, new or certified pre-owned for a range of $68,000 to $200,000 based upon the type of system purchased using an average of 72 carts per course. The number of units sold may affect this price range. Generally, at the end of all leases, we have the right to purchase the used equipment for $1.00. This right is referred to as the lease residual interest. Virtually all of our repurchased used equipment undergoes a reconditioning process, which returns the unit to “factory new or better” specifications. Once reconditioned, these units become Certified Pre-Owned (CPO), rounding out our portfolio of products offered to golf courses.

Golf cart fleets are custom fit with 10.4″ high-resolution color monitors that broadcast vibrant, easy-to-read graphics of each hole. Throughout their rounds, golfers continually refer to the screen to pinpoint distances, locate hazards, navigate the golf course and place food and beverage orders at the touch of a button. The ability to relay medical emergencies and receive dangerous weather condition warnings from the pro shop provides golfers with a full suite of communication tools.

From the pro shop, management utilizes the ProLink system to monitor golf cart fleets and optimize operations using fully integrated, Windows-based workstations. The precise locations of golf carts, color-coded pace-of-play status for each cart, as well as cart battery levels and other wear and tear indicators are readily available. Robust back-end reporting through user-friendly software yields a multitude of course statistics, all designed to raise the bottom line. Courses engaging with us report pace-of-play improvements of up to 30 minutes per round, resulting in four additional rounds per day. Food and beverage managers are able to post daily lunch specials and/or high margin items on the units, boosting sales by up to 30 percent. Event planners are able to maximize tournament and corporate outing revenue via the system. Through the ScoreCast and ScoreMaster software suites, our units offer a simplified yet comprehensive, tournament set-up that allows for any format and for any number of tournaments to be carried out simultaneously.

Advertising. Based upon this past year’s experience and marketing analysis, our systems have proven to be a high consumer-product-retention advertising communication opportunity. Advertisers can utilize advertising for marketing their products to the distinct demographic profile of golfers. The demographic profile of golfers represents a highly sought-after group prized by regional and national advertisers alike. As a continuous visual reference point, often utilized by up to 18 separate advertisers during the entire four and a half hour period that an 18-hole round typically takes to play, the cart display provides an opportunity to deliver non-obtrusive advertising messages through an interactive media tool. With little other outside distraction other than the golf game itself, advertisers are able to maximize their exposure in an otherwise private environment. Each advertisement stays in front of the golfer for a period of five to 14 minutes at a time, providing unmatched “stickiness” when compared to other advertising mediums.

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

In late 2006, we launched ProLink Media, a new division focused on maximizing the advertising opportunities on our systems by assisting courses in obtaining national and local advertising clients within the subject courses’ local market or Designated Market Area (“DMA”). In exchange for our assistance in such a program, we charge a nominal set-up and administrative fee, dividing the remaining net revenue obtained from advertising clients on a pre-agreed percentage bases. This arrangement is known as our ProFit program. The ProFit program is an attractive offering for courses to generate substantial advertising revenues to significantly offset the ProLink system cost. Via its pioneering advertising revenue-sharing program, ProFit, courses have access to financing options that provide substantial cash flow from advertising revenues generated by on-screen ads appearing on ProLink's high-resolution GPS monitors. Participation in the ProFit program often reduces a course's total financial commitment, and has the capability of generating revenue for a golf course that exceeds the total cost of a ProLink system. Specific results will vary by geographic area, round count and other pertinent factors.

This advertising program, ProFit, was designed to augment course revenue for our golf course partners proportionate to their individual number of rounds delivered. Thus, a viable advertising program benefits our sales cycle and further reduces sales resistance as the net cost of a system to our golf course customers is reduced. In 2006, we launched this program late in the year and generated $60,000 in gross revenue. In 2007, we recorded approximately $1,000,000 in gross revenue representing 4% of our total revenues; thus, we received substantial financial benefits from the ProFit advertising program in its first full year of implementation.

To date, ProLink Media has secured advertising contracts with several advertisers on a national basis and has seen success in local markets, or DMA’s, as well. We have hired an experienced advertising professional to manage this division and advertising sales representatives in DMA’s throughout the United States to capitalize on this opportunity. We anticipate that our system will reach an estimated fourteen million golfers.

On September 25, 2007, we entered into a Media Representation Agreement in which ABC National Television Sales, Inc. (“ABC”) agreed to exclusively represent us in the areas of advertising sales to the golf industry. Under the agreement, ABC will provide advertising sales representation for us. ABC will receive commissions on net sales (defined as the gross revenues actually collected by ABC from the sale of advertisements on the monitors less advertising agency commissions or other third party expenses) depending on various factors including timing of the advertising contract, identity of advertiser and type of advertiser. ABC will be responsible for all costs associated with its selling efforts and will provide all invoicing, collection and inventory tracking functions, amongst other things. According to marketing research-based estimates by ABC, the partnership between ProLink and ABC will significantly increase our advertising revenue in 2008 from the 2007 recorded $1 million per year to slightly over $6 million in advertising revenue in 2008, although, we cannot guarantee that such levels of revenue will be obtained or if obtained we cannot guarantee that it can be performed on a profitable basis.

Service and Maintenance. We have over 36,000 units in operation on approximately 500 golf courses domestically. We provide service and maintenance to our domestic customers directly through a centralized tier one and tier two Customer Support Center and a regional account structure with Regional Service Managers (“RSMs”) located strategically throughout the United States. The RSMs coordinate a group of Regional Service Technicians (“RSTs”), who provide local golf course support including installation and training, scheduled preventative maintenance and repair, periodic retraining and onsite emergency service. All golf course service requests are initiated through the Customer Support Center and are electronically managed and tracked from initiation through closure. In general, we do not provide service to customers of our international distributors. However, on occasion at the request and at the expense of such distributors, we may render service and installation assistance to customers of our international distributors. To date, this assistance has not been material, nor is it expected to be in the future.

Further, we have assembled multiple systems and tools for training, installing and monitoring all products in our portfolio of course management systems. A web-based framework, including robust software for course accounting and maintenance system, a proprietary state-of-the-art customer resource database and user-friendly internal “help” websites allow us to constantly monitor all areas of our installed systems remotely. Problems can be addressed proactively from detailed cart diagnostic and course management data that is gathered on a real-time basis. These systems have been designed to improve all segments of customer and equipment service by providing a preemptive awareness and an automated information repository. Therefore, this has resulted in minimal downtime of systems or individual units and the day-to-day simplification of otherwise complicated technology for our customers. These capabilities have allowed us to manage our growing number of service contracts with increased effectiveness and efficiency.

Service revenue is generated from contractual agreements based upon the specific number of carts on a given course. Service revenue for 2007 was slightly over $2.5 million.

Financing. ProLink Capital offers financing from various sources for all capital equipment needs of our golf course customers, including course redesign and construction, turf equipment and telecommunications equipment. Our golf course customers often require financing in order to acquire our systems, whether through outright purchase or leasing. In the past, we have utilized third-party funding sources for all of the financing required by our customers, including the processing of paperwork and credit decisions. ProLink Capital is a means of bringing a portion of the financing function in-house so that we can provide a one stop source for systems and the financing for them. We have attracted a number of financing sources, and we expect to continue to add financing sources in the future in order to satisfy the growing base of customers that require financing.

The ProFit program, described above under Advertising, allows courses to leverage financing options and generate substantial advertising revenues to substantially offset the system cost.

Sales and Marketing. We sell our systems directly to golf courses in North America (the United States, Canada and Mexico) through a network of sales representatives located throughout the United States. We also sell through exclusive distributors in other parts of the world. Specifically, we have distributors in Europe, South Africa, South America, Australia, Malaysia, Singapore, China, the Middle East and Japan who supply our systems throughout their designated territory.

Domestically, we sell either outright for purchase or through leasing as described in our financing section. Our golf course customers often require financing in order to acquire our systems whether through outright purchase or leasing.

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

Pursuant to the agreement, E-Z-Go arranges to have us sell one of our systems to a leasing company who enters into a third party lease with the golf course owners. We receive the cost of the equipment, plus a standard markup, from the leasing company at the time of the sale. Should the sales proceeds from any of these transactions exceed the standard price, we share in this excess with E-Z-Go. The agreements between the leasing company and the golf course owners can be in the form of a fixed lease or a pay-for-play arrangement. Under the terms of the pay-for-play arrangement, the monthly charge to the golf course owner is based upon the number of rounds that are played at the golf course. The payments received under pay-for-play arrangements are applied first to debt service, the amount necessary to amortize the leasing company’s purchase price of the system plus a stated interest rate, and then to administrative and maintenance fees. We receive 90% of any revenue generated under the pay-for-play program, after payment of debt service to the lender and administrative and maintenance costs.

A large percentage of our sales prior to December 2005 were financed pursuant to an arrangement with National City Capital Corporation, a wholly owned indirect subsidiary of National City Bank. Under the terms of the National City Capital Corporation program, the pay-for-play transactions were pooled and we provided a limited guarantee of the performance of the pool. Further, any revenues received from pay-for-play transactions in excess of the debt service amount are held in escrow, up to an amount equal to our guarantee.

We sell our systems to international distributors outright for cash, with irrevocable letters of credit or short term credit terms.

Competition. Competition in the GPS golf market can be segmented into three main categories: low-priced hand-held consumer products and high-value Wi-Fi and GPS-based management business solutions. It is estimated that there are approximately 1,100 installed GPS systems at golf courses worldwide. Three major providers, UpLink, GPS Industries and us, have placed the majority of these systems. GPSI has recently purchased Uplink. We are, with approximately 500 installed systems, the largest entity in the market. GPSI and UpLink combined have approximately 300 installed systems.

The combined GPSI and UpLink golf management systems provide solutions to courses with various applications for improving operations, increasing revenue using advertising and as a tool for golfers to utilize while playing. The GPSI and UpLink systems are Wi-Fi multimedia systems which cost substantially more to install than our system. GPSI systems range between $150,000 and $270,000, while our systems range between $68,000 and $200,000. UpLink has primarily focused on the North America market while GPSI has expanded into international markets.

 Significant Vendor. We utilize two vendors for substantially all of the manufacturing of our GPS systems. Historically, we utilized only one vendor to manufacture our GPS systems.

Customers. Our European distributor Elumina accounted for approximately 25.4% and 25.6% of our total revenues during 2007 and 2006 respectively. We terminated our distribution agreement with Elumina in February 2008 (see Note 20 - Subsequent Event of the Financial Statements filed as part of this Annual Report). Also, several of our customers are golf course management companies that have a number of courses under management. Loss of one of these multi-course management company customers may lead to the loss of future golf course customers because of loss of market credibility.

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

Patent # 6,236,360 Issued 05/22/01	Golf Course Yardage and Information System with Zone Detection	A player position determining and course management system for a golf course having a plurality of roving units for use by players playing the course.

Patent # 6,446,005 Issued 09/03/02	Magnetic Wheel Sensor for Vehicle Navigation System	A method of determining the precise location of golf carts on a golf course in real time as the carts are in use using a dead reckoning navigation system for determining speed and direction.

Patent # 6,470,242 Issued 10/22/02	Expanded claims for patents D394,637 and 6,236,940	Display Monitor for Golf Cart Yardage and Information System. This patent has additional (broader) claims for the heads up display including means for improved viewing of the screen in sunlight.

Patent # 6,525,690 Issued 02/25/03	Expanded claims for patent 6,236,360	Golf Course Yardage and Information System with Zone Detection. This patent has additional (broader) claims for zone detection including golf course features other than the tee box and green.

Patent # 5,438,518 Issued 08/01/1995	Player Positioning and Distance Finding System	Portable distance tracking system for use by a player on a playing field. — Licensed from ParView in perpetuity on an exclusive basis.

Patent # 5,904,726 Issued 05/18/1999	Accelerometer- based Golf Distance Apparatus	(Portable distance tracking device w/accelerometers calculates distance to flag from a position on a hole of a golf course) — Licensed from ParView in perpetuity on an exclusive basis.

Patent # 5,364,093 Issued 11/15/1994	Golf Distance Measuring System and Method
Differential GPS as applied to determining the approximate distance from a golf ball to a cup. — Licensed from Optimal Golf Solutions, Inc. for the life of the patent including all related and derivative patents on a non-exclusive basis. This license is filed as an exhibit to this current report.

Patent # 7,031,947 to be issued 4/18/2006	Method for Continuing Play	Method for continuing play following trial period of use for a GPS golf course management system.

We have entered into a license agreement with Optimal Golf Solutions, Inc. with respect to United States Patent #5,364,093, Golf Distance Measuring System and Method and with GPS Industries with respect to certain international patents for the use of differential GPS on golf carts. Both of these licenses allow us to utilize the patented technology for the life of the patent including all related and derivative patents on a non-exclusive basis. We make payments under these agreements on a monthly basis.

We had an exclusive licensing and distribution agreement with Elumina Iberica S.A. pursuant to which Elumina acted as an exclusive distributor of our products in Europe and the Middle East. We terminated this agreement in February 2008 (see Note 20 - Subsequent Event of the Financial Statements filed as part of this Annual Report). We are actively searching for replacement distributors for the areas represented by Elumina. We have other distribution agreements with various third parties, although presently, these agreements are not material.

We also own trademarks on “ParView” and “ProLink” and are in the process for applying for trademarks for “ProLink Solutions,” “ProStar” “ProStar CPO” and “GameStar.”

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

Employees. ProLink currently has 93 full-time employees. We increased efficiency and streamlined operations to be more productive with fewer employees. We sell our systems through our 14 regional sales representatives. ProLink has not experienced any work stoppages and considers its relations with its employees to be good. Our employees are not unionized.

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

Available Information

Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are available free of charge on our website at www.goprolink.com, as soon as reasonably practicable after we electronically file with, or furnish them to, the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials that we file with the SEC at the SEC’s Office of Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains all of the information we file with, or furnish to, the SEC.

FORWARD-LOOKING STATEMENTS:

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

Factors That May Affect Future Results and Financial Condition

If any event or circumstance described in the following risk factors actually occurs, it could materially adversely affect our business, operating results and financial condition. The risks and uncertainties described below are not the only ones which we face. There may be additional risks and uncertainties not presently known to us or those we currently believe are immaterial which could also have a negative impact on our business, operating results and financial condition.

Risks Related To Our Business

We have a history of losses.

We have incurred operating losses since our inception and no assurance can be given that we will ever become profitable. Our operating losses are attributable to the developing nature of our business and have resulted primarily from:

•	significant costs associated with the development of our products;

•	marketing and distribution of our products;

•	increased inventory levels to support sales; and

•	the fact that our products are based on relatively new technology with limited market acceptance.

We currently believe that our operations will significantly improve by the end of fiscal year 2008, resulting in greater efficiency, productivity and customer satisfaction. Our belief that our operations will significantly improve is based on a number of factors, including our ability to execute our strategic operational plan given the cost reductions we have implemented, the ability to reach our internally projected level of product sales, and the overall development of our business in accordance with our internal plans. Included in our operating plan is the re-engineering of the inventory supply/demand chain resulting in lower inventory carrying costs which positively impacts our need for additional financing to support higher inventory levels.

Included in our operating plan is the re-engineering of the inventory supply/demand chain, resulting in lower inventory carrying costs which positively impacts our need for additional financing to support higher inventory levels. In the event that our operating plan does not continue to yield the expected results, our operations will continue to operate at a loss and with a negative cash flow. We will need to raise additional funds in order to maintain the operation of our business and cannot be certain that additional funds will be available when needed on satisfactory terms, if at all. Without additional funds, we have to reduce our planned operations and restructure our existing operations, all of which will negatively affect our business and future prospects.

If we fail to maintain an effective system of internal controls and disclosure controls and procedures, we may not be able to accurately report our financial results.

Effective internal controls are necessary for us to provide reliable financial statements and effectively prevent fraud. If we cannot provide reliable financial statements or prevent fraud, our business and operating results could be harmed. In connection with our financial audit of our consolidated financial statements for the year ended December 31, 2006, we received a large number of potential adjusting journal entries. Therefore, we concluded we had a material weakness in our internal control structure and disclosure controls at year end 2006 and at March 31, 2007. We remediated these weaknesses and no such material weaknesses were noted in the quarters ended June 30, 2007, September 30, 2007 and at year end 2007. Inferior internal controls could harm our operating results or cause us to fail to meet our reporting obligations and could also cause our current and potential stockholders to lose confidence in our reported financial statements, which could have a negative effect on the price of our stock. We expect to continue to strengthen our controls and remediate any undiscovered deficiencies as we maintain compliance with Sarbanes-Oxley.

We may not be able to maintain compliance with Sarbanes-Oxley as of December 31, 2008.

We have evaluated our internal controls as of September 30, 2007 and December 31, 2007 in light of mandatory compliance with Sarbanes-Oxley Section (SOX) 404 by December 31, 2008. While we have made significant progress, there are still a few areas that will require additional improvements of internal controls in order to remain compliant with SOX. We have management action plans approved by Jefferson Wells, an external consulting firm that will be evaluated and monitored quarterly to ensure that we continue to maintain compliance with Sarbanes-Oxley.

We may need additional financial support in order to continue to operate and grow and cannot be certain that additional funds will be available when needed on satisfactory terms, if at all.

We have incurred operating losses since our inception and no assurance can be given of when we will become profitable on a sustained basis. Additionally, our internal business plan assumes that we will continue our significant increases in sales to golf courses in the future. If these sales do not materialize, it is likely that we will have to obtain additional debt or equity financing. If we cannot obtain the amount of additional financing that we will need to support our operations or to fully implement our business plan, our future operations will be severely hindered, and our ability to sustain our operations and growth will be jeopardized.

A material level of our revenues was generated through sales to our international distributor in Europe and the Middle East.

In 2007 and 2006, 25.4% and 25.6% of our revenues, respectively, were generated through sales to Elumina Iberica S.A., our exclusive distributor for Europe, the Middle East, China, Malaysia, Singapore, Thailand and South Korea. We terminated this distribution agreement with Elumina Iberica S.A. in February 2008 (see Note 20 - Subsequent Event of the Financial Statements filed as part of this Annual Report). We anticipate being able to engage replacement distributors in these areas by the end of the 2008 fiscal year and estimate revenue from these distributors in 2009, if not earlier.

We depend on licensed technology from third parties, and our failure to maintain these licenses would adversely affect us.

We utilize a variety of technologies in our business. In some situations, we do not own the patents or copyrights for the technology we utilize. Instead, we license or outsource certain technology integral to our business from third parties. Our commercial success will depend in part on our maintenance of these licenses and on this licensed technology not infringing on the proprietary rights of others and not breaching other technology licenses that cover the technology we use in our business. It is uncertain whether any third-party patents will require us to utilize or develop alternative technology or to alter our business plan, obtain additional licenses, or cease activities that infringe on third parties’ intellectual property rights. Our inability to maintain or acquire any third party licenses, or to integrate the related third party products into our business plan, could result in delays in development unless and until equivalent products can be identified, licensed, and integrated. Existing or future licenses may not continue to be available to us on commercially reasonable terms. Litigation, which could result in substantial cost to us, may be necessary to enforce any patents licensed to us or to determine the scope and validity of third party obligations.

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

We believe that the protection of our intellectual property rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the U.S. Many U.S. companies have encountered substantial infringement problems in foreign countries. We hold certain international patents. We cannot be certain that patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not develop our unpatented proprietary technology or effective competing technologies on their own. We currently license certain patents that are subject to continued debt payments on notes and we may lose the license if we default on future debt payments.

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

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. We may become involved in litigation in the future to enforce and defend our intellectual property rights or to determine the scope and applicability of the proprietary rights of others. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

•	paying damages to the party claiming infringement;

•	ceasing the sale of our products that use the challenged intellectual property;

•	obtaining from the owner of the infringed intellectual property a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all; or

•	redesigning those products that use infringing intellectual property or cease to use an infringing trademark.

In November 2005, a suit was filed against us and our European distributors, Elumina Iberica Limited and Elumina Iberica S.A., in the Patents County Court in the UK by GPS Industries, Inc. (“GPSI”), a competing company. The suit alleged that we infringed on certain international patents owned or controlled by GPSI on systems sold in the United Kingdom. The alleged infringed patents relate to the use of differential GPS in connection with golf courses and cover both system and process claims. On October 25, 2006, ProLink Solutions and the Elumina entities entered into a Settlement Agreement (the “Settlement Agreement”), which includes a license agreement with GPSI pursuant to which the parties agreed to settle this action. However, we may become involved in litigation in the future to enforce and defend our intellectual property rights or to determine the scope and applicability of the proprietary rights of others. For further information regarding the Settlement Agreement, please refer to the section entitled “Legal Proceedings.”

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

Our business is dependent upon utilization of changing technology. Our ability to adapt to evolving technologies, obtain new technology and maintain technological advantages will be important to our future success. As new technologies develop, one or more of the technologies we currently utilize or implement may become obsolete or competitive pressures may force us to implement such new technologies at substantial cost. There can be no assurance that we will be able to successfully utilize, or expend the financial resources necessary to acquire new technologies that others will not either achieve technological expertise comparable to or exceeding that of our Company, or that others will not implement new technologies before us. In such cases, our business, financial condition and results of operations could be materially adversely affected.

We depend on sole source and limited source suppliers for certain key components, and if we are unable to buy these components on a timely basis, our inability to deliver our products to our customers in a timely manner may result in reduced revenue and lost sales.

At current sales levels, we purchase several component parts from sole source and limited-source suppliers. As a result, if our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large-volume customers will receive priority. If we are delayed in acquiring components for our products, the manufacture and shipment of our products also will be delayed. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on desired delivery dates. If we are unable to obtain a component from a supplier or if the price of a component has increased substantially, we may be required to manufacture the component internally, which will also result in delays. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

Our fixed costs may lead to operating results below analyst or investor expectations if our revenues are below anticipated levels, which could adversely affect the market price of our common stock.

A significant percentage of our expense, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner. However, we have implemented a fixed-cost budget reduction in the fourth quarter of 2007 that has continued into 2008 that partially mitigates this risk.

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

We enter into service agreements with all of our domestic golf course customers. If we were to experience a significant manufacturing defect, our costs of service would significantly increase, our service revenues would decline and our reputation in the market would suffer.

Any acquisitions we make could disrupt our business and harm our financial condition.

From time to time, as part of our corporate strategy, we may review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. As a company, we have limited experience in making acquisitions. On January 17, 2007, we acquired substantially all of the operating assets of ScoreCast, Inc. Acquisitions entail a number of risks that could materially and adversely affect our business, operating results and financial condition including:

•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	potential disruption of our ongoing business and distraction of our management;

•	difficulties in retaining business relationships with suppliers and customers of the acquired companies;

•	difficulties in coordinating and integrating overall business strategies, sales and marketing and research and development efforts;

•	the maintenance of corporate cultures, controls, procedures and policies;

•	risks associated with entering markets in which we lack prior experience;

•	the potential loss of key employees; and

•	unidentified issues not discovered in our due diligence process, including product quality issues and legal contingencies.

Should we issue our common stock or other equity related purchase rights as consideration in an acquisition, current stockholders’ percentage ownership and earnings per share may become diluted.

Our customers have significant capital requirements.

Generally, financing is required by our domestic customers to fund the acquisition of our equipment. We have initiated efforts, under the ProLink Capital brand, to bring the financing process in-house to provide a smoother, more efficient financing process for our golf course customers. We have been successful to date in drawing financing sources to ProLink Capital to provide third-party equipment leasing to our customers. However, no assurances can be given as to the availability or terms of any financing provided by such sources or otherwise that may be required, or that financing will continue to be available at all under third-party equipment leasing facilities. In the event such capital resources are not available to our customers, our selling activities may be curtailed.

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

A growing percentage of our revenues have been generated by sales to our international distributors, and our future growth rates and success are in part dependent on our continued growth and success in international markets. We have relationships with distributors covering territories including the UK, Spain and Europe as a whole, South Africa, Australia, Malaysia and China. We terminated our distribution agreement with Elumina in February 2008 (see Note 20 - Subsequent Event of the Financial Statements filed as part of this Annual Report), but are actively seeking replacement distributors. Our results of operations and the market price of our common stock could be significantly affected by the performance and financial condition of our distributors, including the availability of financing for the purchase of our systems. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

• Difficulties and costs of staffing and managing foreign operations;

• Differing regulatory and industry standards and certification requirements;

• The complexities of foreign tax jurisdictions;

• Reduced protection for intellectual property rights in some countries;

• Currency exchange rate fluctuations; and

• Import or export licensing requirements.

Changes in our management could adversely impact our business and development.

The success of our business has been and will continue to be highly dependent upon our executive officers. Our senior management team is relatively new, all joining within the last three years, including Lawrence Bain, our Chief Executive Officer, Danny Lam, our President, Andrew Batkin, our Chief Executive Officer of ProLink Media, L. Gerard Johnson, our Senior Vice-President of Operations and J. Andrew Rhea, our Vice-President of Finance. There can be no assurance that these individuals will remain with us and we do not currently have employment agreements in place with any members of our senior management. The loss of the services of any of our executive officers could have a materially adverse effect upon our business and development. Our continued growth also depends upon our ability to attract and retain additional skilled administrative, sales, and technical personnel. Competition for such persons is intense, and we may not be successful in recruiting and retaining such personnel.

The positions of Chief Financial Officer and General Counsel became vacant in 2008. We are actively pursuing replacements for these positions. Lawrence Bain has assumed the position and responsibilities of the Chief Financial officer position until such time as a suitable replacement can be found.

Our Board members and executive officers control a significant portion of our outstanding stock and therefore exert significant influence over us.

Mr. Steven Fisher, the Chairman of our Board of Directors, directly or indirectly controls 7,152,163 shares, including shares underlying currently exercisable common stock purchase warrants, or approximately 15.2% of our currently outstanding common stock. Mr. Robert Ellin and Mr. Jay Wolf, both members of our Board of Directors, each directly or indirectly control 6,885,437 shares of our common stock, or approximately 14.6% of our currently outstanding common stock. Mr. Lawrence D. Bain, a member of our Board of Directors and our CEO directly controls 3,514,092 shares of our common stock, including shares underlying currently exercisable common stock options, or approximately 7.5% of our currently outstanding common stock. As a result, Messrs. Fisher, Ellin, Wolf and Bain will possess significant influence over us. The share ownership and control may have the effect of impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging, delaying, or preventing a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

If we are unable to successfully compete in the marketplace, our business and financial condition could be negatively affected.

We have two major competitors, UpLink Corporation and GPS Industries, Inc. If Uplink is able to leverage its relationship with Club Car successfully, it may reduce the competitive edge that we may have had in the past through our relationship with E-Z-Go. GPS Industries had an infusion of a material amount of capital in 2006. Subsequently, GPS Industries purchased UpLink Corporation in February 2008. Although we believe that this capital will be insufficient to obtain a material competitive advantage over us, GPS Industries could utilize this capital to offer its systems at cost or below cost, which would damage the overall market. Our inability to compete successfully would have a material adverse effect on our business, operating results and financial condition.

Unfavorable changes in general economic condition could adversely affect our business..

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

The speculative nature of business could impact our financial condition.

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

As of March 31, 2008, there are options granted or available to be granted to acquire 15,000,000 shares of our common stock, of which 9,715,252 options are outstanding. In addition, there are various warrants outstanding that have been previously issued to acquire 12,959,142 of our common stock. Exercise of such options or warrants will result in further dilution.

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

Stock markets in general and the NASDAQ Stock Market in particular, have experienced extreme price and volume fluctuations, particularly in recent years. Broad market fluctuations of this type may adversely affect the market price of our common stock. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. The market price of our common stock has experienced and may continue to undergo extreme fluctuations due to a variety of factors, including:

•	General and industry-specific business, economic and market conditions;

•	A small market float as a result of a large amount of our common stock held by our affiliates being subject to restrictions on resale pursuant to the federal securities laws;

•	Actual or anticipated fluctuations in operating results, including those arising as a result of any impairment of intangible assets;

•	Changes in or our failure to meet analysts’ estimates or expectations;

•	Public announcements concerning us, including announcements of litigation, our competitors or our industry;

•	Introduction of new products or services or announcements of significant contracts by us or our competitors;

•	Acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	Adverse developments in patent or other proprietary rights; and

•	Announcements of technological innovations by our competitors.

Item 2. Description of Property

Our corporate headquarters are located at 410 S. Benson Lane in Chandler, Arizona. The corporate headquarters consist of approximately 47,500 square feet of mixed office, assembly and storage space for the GPS systems. The lease on this facility extends until November 30, 2008 and requires an average annual payment of approximately $420,000, exclusive of maintenance and certain other fees. We also lease approximately 260 square feet of office space in New York, NY that is utilized by Prolink Media. The lease on this facility is month-to-month with lease payments of $2,100 per month, exclusive of maintenance and certain other fees.

Item 3. Legal Proceedings

On May 20, 2004, ParView filed a complaint against us, ProLink, Inc. and others in the Twelfth Judicial Circuit Court, Sarasota County, State of Florida. At the time the complaint was filed, ParView was an owner of ProLink. The complaint alleged that our president, as an agent of ProLink Solutions, violated certain agreements that existed between the parties and he, and others, made false representations to ParView. The complaint sought to rescind all agreements among the parties and return the parties to the status quo they had before the creation of ProLink Solutions, and sought other cures and remedies. The agreements provided for arbitration between the parties and a preliminary hearing was held on September 30, 2004 at which time injunctive relief was ordered in our favor, enjoining ParView from interfering with our customers, landlords, vendors, suppliers and other similarly situated such persons until further notice. On August 12, 2004, ParView filed for bankruptcy protection and the arbitration proceeding was being held in abeyance pending the outcome of the bankruptcy proceeding. In August 2005, the Court converted the ParView bankruptcy filing from Chapter 11 to Chapter 7 liquidation. On February 24, 2006, the bankruptcy court entered an order declaring us and our bidding partner the winning bidder for the assets of ParView out of the bankruptcy. On March 10, 2006, we closed on the purchase of these assets including the legal claims of ParView against us, therefore this action has been terminated with prejudice.

ProLink was a defendant in an action brought by Advantage Enterprises, Inc. The action arose out of a non-residential real property lease between ParView, Inc. and the predecessor of Advantage Enterprises, Inc. On October 21, 2005, the court granted our motion to dismiss but granted Advantage leave to amend. On December 20, 2006, we settled this action for $200,000, with $80,000 payable on January 2, 2007 and $10,909 payable monthly thereafter until December 2007. As of December 31, 2007, this settlement has been paid in full.

In November 2005, a suit was filed against us and our European distributors, Elumina Iberica Limited and Elumina Iberica S.A., in the Patents County Court in the UK by GPS Industries, Inc. (“GPSI”), a competing company. The suit alleged that we infringed on certain international patents owned or controlled by GPSI on systems sold in the United Kingdom. The alleged infringed patents relate to the use of differential GPS in connection with golf courses and cover both system and process claims. On October 25, 2006, ProLink Solutions and the Elumina entities entered into a Settlement Agreement, which includes a License Agreement, with GPSI pursuant to which the parties agreed to settle this action. The agreement calls for the payment by ProLink, on behalf of us and the Elumina entities, to GPSI of a total of $1,200,000, payable as follows: an initial payment of $202,500, followed by 19 quarterly payments of $52,500 each, commencing on February 1, 2007. In consideration of the compliance of ProLink and the Elumina entities with their obligations under the settlement agreement, GPSI agreed to grant to ProLink Solutions, as of the date of the Settlement Agreement, a fully-paid up license, the terms of which are more fully set forth in the License Agreement. As of December 31, 2007, $430,000 has been accrued or paid for this settlement.

On May 15, 2006, a suit was filed against us in the Superior Court, Complex Litigation Docket, Hartford, Connecticut by Blackledge Country Club, Inc. The suit is based on a Service Agreement that it entered into for a GPS system manufactured, supplied, maintained and installed by the Company or with Textron (a contractor). The Company has indemnified Textron from claims from Blackledge. In the third party complaint, Blackledge alleges claims for indemnification, breach of contract and breach of warranty, fraud and negligent misrepresentation against Textron and the Company. Textron and the Company filed Motions to Dismiss the Third-Party Complaint claiming that the contracts involved required arbitration of the claims. The Motion to Dismiss was denied. The parties conducted a mediation in Connecticut which was unsuccessful. After the mediation, the partied tried, unsuccessfully, to settle the case. No Motion for Summary Judgment is pending against the Company. Another mediation is scheduled for July 29, 2008. Trial has been set for October 21, 2008. It is difficult to determine the likelihood of an unfavorable outcome, however an unfavorable outcome is possible. The range recovery for Blackledge on its claim against the Company is between $0 and $450,000.

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

On February 8, 2008, the Company filed a Request for Arbitration with the International Chamber of Commerce (ICC) International Court of Arbitration in relation to a breach of contract dispute against Elumina Iberica, S.A, Elumina Iberica UK Limited, GP ADS, S.L. and GP ADS LTD and related parties as a result of multiple breaches, including non-payment, under its distribution agreement and in connection with the previously announced acquisition of Elumina. Both the distribution agreement and acquisition agreements were terminated in 2008.

On February 8, 2008, the Company filed a complaint in the United States District Court in Phoenix, Arizona against Kevin Clarke, d/b/a Elumina Uberica UK Limited, a sole proprietorship, to recover damages for non-payment of goods sold and delivered by the Company. The Company has also served a Notice of Arbitration against Elumina Iberica, S.A. to commence an arbitration proceeding against Elumina Iberica, S.A. in accordance with the UNCITRAL Arbitration Rules for arbitration in Phoenix, Arizona as provided for in the parties’ Exclusive Licensing and Distribution Agreement. In the proceeding, the Company is seeking damages for non-payment of goods sold and delivered, breach of representations and warranties, legal fees and consequential damages.

On March 10, 2008, the Company received a demand from David Chessler, former President of ParView, alleging that we were in default under a settlement agreement with Mr. Chessler and making demand that we stipulate to entry of a $666,667 judgment against the Company. The judgment alleges that we are in violation of the settlement agreement for contacting certain courses. The Company does not believe any loss is probable and accordingly has not accrued a liability related to this complaint as of December 31, 2007.

We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink.

Item 4. Submission of Matters to a Vote of Security Holders

 None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock trades under the symbol “PLKH.OB” on the NASDAQ OTC Bulletin Board. We formerly traded under the symbol “AGMN.OB” prior to our name change in January 2006. The following table shows, for the calendar quarters indicated, the high and low bid prices per share for our common stock as reported on the NASDAQ OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Common Stock
	2007		2006
	High Bid	Low Bid	High Bid	Low Bid
First quarter	$1.75	$1.34	$2.02	$1.45
Second Quarter	$1.40	$1.10	$2.30	$1.20
Third Quarter	$1.40	$0.57	$1.70	$1.42
Fourth Quarter	$0.93	$0.40	$1.60	$1.30

As of April 15, 2008, we had 48,038,107 shares of common stock outstanding held by approximately 174 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

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

The following table summarizes, as of December 31, 2007, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants, and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,715,252	$1.21	293,653
Equity compensation plans not approved by security holders	1,000,000	$1.21	2,050,000
Total	9,715,252		2,343,653

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in Item 7 of this report.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This document contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For recently issued accounting pronouncements that may affect us, see Note 1 of the Notes to Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis (“MD&A”) together with our audited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-KSB. The annual report contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risk Factors” and elsewhere herein.

Overview:

ProLink Holdings Corp. owns 100% of ProLink Solutions, LLC, its only operating subsidiary. ProLink Solutions, LLC was formed as of January 22, 2004 as the result of the contribution of assets and liabilities of a predecessor company, ProLink, Inc., and the contribution of certain assets and liabilities of a company, ParView, Inc. Both companies developed and marketed electronic yardage and management information systems utilizing Global Positioning Satellites to golf courses, primarily in North America.

On January 17, 2007, we acquired substantially all of the operating assets of ScoreCast, Inc., including ScoreCast Golf Tournament Software, scoring software used in the golf industry.

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

Substantially all of our assets and operations are located in Chandler, Arizona. International sales are made to companies in foreign countries who have executed a distribution agreement with ProLink except for Japan, South Africa and Aruba where ProLink sells directly to a publicly-held company that owns and operates golf courses.

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

Results of Operations

Capacity Variance

The 2007 results include a capacity variance adjustment that is not included in the 2006 results. The capacity variance reallocates costs from cost of sales to operational expense. The basis of the capacity variance relates to excess employee capacity in the installation and graphics areas. During time not spent installing or upgrading courses to new systems, employees perform operations related activities (“OPEX”), primarily focusing on customer satisfaction, re-training course personnel and building partner relationships. Inventory support and production personnel utilize down time to concentrate on non-production specific projects. Graphics department personnel will work on marketing initiatives of ProLink and changing of graphics to the most cutting edge vision available. Recognizing the nature of the projects and training allows proper allocation of the capacity variance between cost of sales and operating expense charges.

Twelve Months Ended December 31, 2007 and December 31, 2006.

Revenues

Total revenue for the year ended December 31, 2007 was $25,205,625 versus revenue for the year ended December 31, 2006 of $21,603,485, an increase of $3,602,141 or 16.7%.

System Sales:

Revenue from system sales increased 9.3% to $19,386,474 for the year ended December 31, 2007 from $17,737,499 in 2006, resulting from an increase in units sold, to both domestic upgrades and international customers. Total revenue derived from system sales to international customers was $6,471,653 in 2007 as compared to $5,653,507 for 2006. International revenue increased due to exploration and expansion into new markets (Japan, China and South Africa) as well as increased revenue from areas previously established.

We terminated our relationship with our international distribution partner, Elumina Iberica S.A., in early 2008. We are actively seeking a replacement distributor and anticipate seeing results from that search in late 2008 or early 2009.

Domestic upgrades increased from $4,030,168 in 2006 to $5,766,835 in 2007, an increase of 43.1%. Upgrades were primarily driven by upgrades from our Gamestar systems to ProStar CPO and ProStar systems. Both ProStar systems offer increased functionality of course management and enhanced communication between the golfer, clubhouse and other course amenities.

Service:

Service revenues decreased to $2,529,048 in 2007 from $2,607,143 in 2006, or by 2.9%. This decrease is driven by the decreased number of installed courses under service contract with direct billing from us. Our portfolios with EZ-GO and NCGolf contain courses billed by those entities, with disbursements to us as certain pool requirements are satisfied. Also, service revenue decreased due to the large number of courses upgrading to newer systems. As part of the systems upgrade there is a lag time (grace period) of three to six months granted to the course whereby service payments are suspended. The Company expects service revenues in the future to increase from its current level.

Net financing revenue:

Net financing revenues increased to $2,350,126 in 2007 from $1,200,219 in 2006, or by 95.8%. This increase was driven primarily by the increase in refinancing transactions of pre-owned systems during 2007. These transactions not only result in retaining the ProLink systems at our current customers, but also drive the opportunity for extended and/or enhanced service and advertising revenues.

Advertising revenue:

Advertising revenue increased to $939,977 in 2007 from $58,624 in 2006, an increase of $881,353. This increase is the result of fully staffing the advertising department in order to take advantage of the opportunity afforded our Company through use of the GPS equipment we install at golf courses. This activity reflects implementation of the plan we constructed in 2006 and executed in late 2006. This is the first full year of targeted, aggressive advertising for our Company. We view these as excellent results of our first year and in late 2007 we entered into a contract agreement with ABC National Television Sales, Inc. (“ABC”) which projects to significantly multiply revenues in 2008 to approximately $6 million (see the Advertising section in Item 1 – Business).

Gross Margin

Gross margin improved by $3,246,438 or 39.6% from the year ended December 31, 2006 to the year ended December 31, 2007. Gross margin for the year ended December 31, 2007 was 45.4% ($11,454,413) versus 38.0% ($8,207,975) for the same period ended December 31, 2006. Gross margin on system sales improved in 2007 to 48.6% from 48.0% in 2006, due to continued emphasis on maintaining adequate gross margin on system sales, the sale of pre-owned GameStar GPS systems which yield gross margins typically in excess of 60%, and continued emphasis on reducing product costs and improving installation efficiencies. Gross margin was also significantly affected by the increase in net financing revenues to $2,350,126 in 2007 from $1,200,219 in 2006. Finally, an improvement in our service loss margin to 26.1% in 2007 from 59.7% in 2006 also increased the overall gross margin.

Management expects gross margins on system sales to continue to improve in 2008 with continued sales of pre-owned GameStar systems at higher than average gross margin. Management also expects continued improvement on service margin performance as newer service contracts at higher rates, as well as improved proximity of golf courses, result in more efficient service technician time and less travel expenses which are expected to continue the path towards service profitability.

Finally, with the introduction of our advertising initiative with ABC National Television Sales, Inc., the increase from higher margin advertising revenues in 2008 should also have a significant impact on future margin performance for the Company.

Operating Expenses

Sales and marketing:

Sales and marketing expenses were $3,902,234 for the year ended December 31, 2007 compared to $2,923,967 for the same period in 2006, an increase of $978,267 or 33.5%. Our advertising department was fully staffed in 2007, accumulating $1,045,434 in expenses related to salaries, commissions, travel, and other costs. The addition of the advertising department reflects the Company’s commitment during 2006 to position its advertising opportunity for the greatest benefit as a player in the media industry. Advertising revenues generated in 2007 offset by advertising cost of sales and OPEX advertising expenses resulted in a net loss in the advertising department. In the sales and marketing departments, salaries, commissions, recruiting, travel and other direct personnel costs remained constant at slightly less than $3,000,000 per annum. The equality of expenses demonstrates the adequacy of the Company’s depth of infrastructure, and its ability to keep costs under control while increasing the revenue stream for equipment sales and broadening its global presence. Also notable was the redefinition of the necessary skill set for the sales team/personnel to contact more golf courses and close more deals.

Partner management and customer support:

Partner Management group is the centralized department that is responsible for handling all of our existing golf course customers needs other than maintenance. Partner management and customer support expenses were $2,435,835 for the year ended December 31, 2007 compared to $1,486,059 for the same period in 2006, an increase of $949,776 or 63.9%. This increase is primarily related to the capacity variance recognition. The remaining $300,000 increase came from investments in customer support infrastructure and additional salaries, commissions and related personnel expenses. The increased costs in personnel reflect the Company’s commitment to improving the Company’s golf course customer and corporate partner experience in 2007 and beyond. The additional commissions paid were directly related to the increased revenue from system upgrades and refinancing. New personnel and programs are targeted at servicing, training and educating our customers and partners to take advantage of the breakthrough productivity initiatives by fully utilizing our GPS golf course management systems.

Research and development:

Research and development expenses were relatively flat; $813,687 for the year ended December 31, 2007 compared to $805,258 for the same period in 2006, an increase of $8,429 or 1.0%. Salaries, travel and other direct personnel costs related to research and development increased while consulting and contract labor costs were reduced, offsetting to the $8,429 increase. We have eliminated the R&D department that was based in Ohio; therefore, in 2008 we expect zero costs associated with the R&D department.

General and administrative:

General and administrative expenses were $8,396,742 for the year ended December 31, 2007 compared to $6,476,737 for the same period in 2006, an increase of $1,920,005 or 29.6%. The majority of the increase was in share-based compensation of $605,656, related solely to employee stock option grants; and IT, $576,877, related to increasing the staff and infrastructure necessary to support the increased courses, advertising, and computerization enhancements. Additionally, IT assumed the responsibility for code applications previously managed by R&D. Sarbanes-Oxley compliance related expenses increased $233,073 due to the mandated SOX 404 compliance regulations that are effective December 31, 2007. Furthermore, Inventory Support costs increased $327,832, primarily related to the capacity variance as noted at the beginning of the MD&A discussion. The remaining increases and decreases are insignificant, netting to approximately $130,000.

Bad debt expense:

We have terminated our relationship with our distributor, Elumina, as a result of multiple breaches, including non-payment, in early 2008. We have also started to actively pursue replacement distributor(s) for Elumina.

As a result of the termination of our relationship with Elumina, along with a few delinquent golf courses, we have reserved approximately $5.2 million against our unpaid receivables in our 2007 results (see Note 20 -Subsequent Event of the Financial Statements filed as part of this Annual Report).

Other Income (Expense):

Other income (expense) was $1,960,969 for 2007, compared to $46,803 for 2006. Interest expense was $934,610 for 2007 versus $1,280,743 for 2006. Interest expense in 2007 was primarily related to debt refinancing which included the Series C Convertible Preferred Stock Securities Purchase Agreements in the first quarter of 2007 and the $9.0 million credit facility with Calliope Capital Corporation (Laurus) in the third quarter of 2007 (see Liquidity and Capital Resources section for addition details). In 2006, we realized a gain of $929,577 as a result of a discount taken on the early payment of a note payable to E-Z-GO. We realized no similar category of gain in 2007. Other income (expense), net for 2007 was an expense of $1,026,359 versus income of $304,363 for 2006; a swing of $1,330,722, which was related to non-cash warrant expenses primarily due to refinancing activities during 2007.

Liquidity and Capital Resources

Historically, the Company has incurred substantial operating losses, requiring it to seek capital in the forms of both debt and equity. However, our cash balances, cash flows and new credit facilities are expected to be sufficient to meet our expected, recurring operating commitments and to fund planned capital expenditures in 2008. Should we fail to meet budget goals during 2008, we may require additional funding from debt or equity sources. Management will take advantage of favorable market conditions to raising additional capital should the opportunity present itself during the 2008 year.

Management has taken several actions to ensure that the Company will continue as a viable entity through December 31, 2008, including the implementation of a plan to reduce overhead expenses and personnel, and reductions in discretionary expenditures. Further, as discussed in Note 10, the Company has received a commitment letter from Calliope Capital Corporation for an increase in the Company’s term loan of $2,000,000 and an increase in the Company’s revolving credit facility of $1,000,000. Management believes that these actions will enable the Company to fund operations through the next year.

Our current priorities for the use of our cash are investment in projects intended to generate additional revenue and to increase our product delivery and operational effectiveness as well as funding our liquidity needs.

We have no present intention of using our available funds to pay cash dividends.

At December 31, 2007, we had $2,829,496 in cash and cash equivalents, compared to $2,448,354 at December 31, 2006.

In December 2006 and on January 23, 2007, we entered into Securities Purchase Agreements, with certain investors, pursuant to which we agreed to sell in a private offering to the investors an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,640,000. In addition, pursuant to a Registration Rights Agreement, dated as of January 8, 2007, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. We filed a registration statement covering these shares on February 9, 2007, which became effective on June 6, 2007. We are obligated to use our best efforts to keep the registration statement effective until the date when all registrable securities may be sold without volume restrictions pursuant to Rule 144 promulgated under the Securities Act.

On August 17, 2007, we entered into an agreement with Calliope Capital Corporation to replace our credit facility with Comerica. The credit facility made available under the agreement is in the aggregate principal amount of $9.0 million, consisting of a $5.0 million revolving loan and a $4.0 million term loan. The revolver has a two year term, while the term loan has a five year term. The proceeds from the loans were used to replace our credit facility with Comerica, refinance other existing indebtedness, and the remaining balance for general working capital purposes.

Additionally, we entered into a registration rights agreement with Calliope. Under the registration rights agreement, we agreed to file a registration statement registering for resale shares of common stock of the Company issuable upon conversion of the term note and exercise of the warrant no later than 300 days after the date of the agreement, and to use commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable thereafter. We are required to use our best efforts to keep the registration statement effective under the Securities Act until the date when all securities required to be registered may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act. In the event that registration statement ceases to be effective for more than 20 consecutive calendar days, or an aggregate of 30 calendar days in any twelve month period, or the common stock is not listed on any trading market for 3 consecutive trading days prior to the expiration of its effectiveness period, then in addition to any rights available to the investors under the registration rights agreement or applicable laws, we are required to pay to each investor an amount in cash equal to 1% of the original principal amount of the note (not to exceed 10% of the initial principal amount of the note, or $0.9 million), on the date of such event and on each 30-day anniversary of such event until it is cured. As of December 31, 2007, there is no liability accrued as we believe the likelihood of this payment is remote.

For the year ended December 31, 2007, we used approximately $10.0 million for operations compared to $5.0 million in 2006. Approximately $4.5 million of the increase is related to provision for accounts receivables reserves related to Elumina Iberica S.A. Investing activities used approximately $0.6 million for the acquisition of ScoreCast and for property and equipment.

Financing activities provided approximately $11 million in net cash for 2007, after financing related fees; and $7.5 million in net cash for 2006, after financing-related fees, primarily from the sale of common stock, proceeds from borrowing on notes payable, collection of stock subscriptions receivable and the sale of investments, offset by principal payments on debt. We used $16 million of the proceeds to make principal payments on debt and retire the 12% senior secured debt during the first quarter of 2007.

Laurus Agreement

On April 10, 2008, we entered into a definitive Amended and Restated Security Agreement (the “Amended Agreement”) with Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., PSource Structured Debt Limited, Calliope Capital Corporation (collectively, the “Lenders”) and LV Administrative Services, Inc., as collateral agent for the Lenders. The Amended Agreement amended and restated in its entirety the Security Agreement we entered into with Calliope Capital Corporation (and subsequently assigned to the other lenders) on August 17, 2007.

The $12,100,000 credit facility made available under the Amended Agreement (the “Credit Facility”), which increased the facility under the original agreement by an aggregate amount of $3,100,000, consists of an (i) amended and restated secured revolving note issued to Calliope Capital Corporation, which increased the principal amount from loaned thereunder $5,000,000 to $6,000,000 (the “Revolver”) (ii) and a term loan (the “Term Loan”), consisting of amended and restated secured convertible term notes issued to each of Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited, in the principal amounts of $1,465,325.27, $2,298,374.73 and $2,336,300.00 respectively (collectively, the “Term Notes”), which increased the aggregate principal amount loaned thereunder from $4,000,000 to $6,100,000. The Revolver matures on August 31, 2010, and the Term Loan matures on August 31, 2012 and requires amortization of its principal balance in 60 equal monthly payments beginning on October 1, 2008 subject to acceleration upon the occurrence of an event or default. On and after August 17, 2008, the holder has the right to convert any portion of the outstanding amount of principal due under the Term Loan into shares of our common stock, at a fixed conversion price per share of (a) $1.35 with respect to the first $2,100,000 of the principal amount; (b) $1.40 with respect to the next $1,333,334 of the principal amount; (c) $1.50 with respect to the next $1,333,334 of the principal amount; and (d) $1.67 with respect to the remaining $1,333,332 of the principal amount. Pursuant to and in connection with the Amended Agreement, we granted to the Lenders a security interest in our assets, property and intellectual property, and pledged to the Lenders the Company’s ownership interest in ProLink Solutions.

The borrowings under the Revolver and the Term Loan will bear interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus 2.5%, subject to a floor of 9% and a cap of 13%. Upon an event of default under the loan, we are obligated to pay additional interest on the outstanding principal balance in an amount equal to 2% per month until the default is cured. The Agreement requires us to meet certain financial tests, including, on the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2009: a consolidated EBITDA for the prior four fiscal quarters of not less than $5,000,000; a consolidated leverage ratio not greater than 4.0 to 1.0; and a consolidated fixed charge coverage ratio for the prior four (4) fiscal quarters of not less than 1.0 to 1.0.

In connection with the Credit Facility, we are required to pay an additional interest calculated at 2% of gross revenues (not including third party payments) payable in cash monthly on the 15th of each month for a period no less than 10 years, the first payment of which is due by October 15, 2008. We have the option to prepay this additional interest obligation, and have the option of paying 20% of such monthly amount in shares of our common stock so long as the number of such shares does not exceed 25% of the average number of shares of our common stock traded per day for the 20 consecutive trading days prior to such payment date. The number of shares will be determined using the average closing trading price for the 20 consecutive trading days prior to such payment made. Notwithstanding the results of the preceding calculation, we have the option to pay at least ten percent of such monthly amounts in shares of our common stock.

In connection with and subject to the closing of the Credit Facility, and pursuant to a proposal letter, we issued to Laurus Master Fund, Ltd., in favor of the Lenders, an aggregate of 1,000,000 shares of our common stock, which will be subject to a lock-up period until September 30, 2008, during which time such shares cannot be sold or otherwise transferred without our prior written consent. Additionally, for the period from October 1, 2008 until March 31, 2009, any dispositions made by Laurus Master Fund, Ltd. and the Lenders will be subject to the volume limitations under Rule 144 of the Securities Act of 1933, as amended.

In connection with the Credit Facility, we entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with the Lenders, which amended and restated in its entirety the Registration Rights Agreement we entered into on August 17, 2007 Calliope Capital Corporation. Pursuant to the Registration Rights Agreement, we will file a registration statement registering for resale the shares issued to Laurus Master Fund, Ltd., shares of common stock issuable upon conversion of the Term Notes and shares of common stock issuable upon exercise of the warrants issued pursuant to the original agreement, and use commercially reasonable efforts to cause such registration statement to become effective as soon as possible after filing an no later than September 27, 2008. In the event that the registration statement is not filed or declared effective when due, or if the Registration Agreement ceases to be effective during the required period in the Registration Rights Agreement for more than 20 consecutive trading days or for a period of 30 trading days in the aggregate per year, or if our common stock is not listed or quoted or is suspended from trading on any trading market for a period of three consecutive trading days without cure within 30 days of notice thereof, then in addition to any rights available to the Lenders under the Registration Rights Agreement or applicable laws, we are required to pay to each Lender an amount in cash equal to 1% of the aggregate original principal amount of the Term Loan, calculated on a daily basis for each 30-day period until such event it is cured.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7.  Financial Statements

PROLINK HOLDINGS CORP.

F-1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
ProLink Holdings Corp.

We have audited the accompanying consolidated balance sheets of ProLink Holdings Corp. and subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProLink Holdings Corp. and subsidiary at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona
April 14, 2008

PROLINK HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,829,496	$2,448,354
Accounts receivable, net of an allowance for doubtful accounts
of $5,221,919 and $628,660, respectively	4,159,184	2,701,343
Inventories, net of allowance of $239,373 and $410,055	2,619,457	2,364,236
Prepaid expenses and other current assets	1,611,382	559,562
TOTAL CURRENT ASSETS	11,219,519	8,073,495

EQUIPMENT, NET	774,852	855,383
INTANGIBLE ASSETS, net of accumulated amortization of $1,126,045 and $726,465	2,059,776	2,308,239
GOODWILL	259,149	-
INTEREST IN RESIDUAL LEASE EQUIPMENT	5,060,938	4,404,366
DEPOSITS AND OTHER ASSETS	1,963,727	960,078

TOTAL ASSETS	$21,337,961	$16,601,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$4,427,266	$4,586,310
Accrued liabilities	2,169,024	1,914,662
Current portion of long-term debt and short-term financing	6,049,788	5,485,188
Deferred revenue	195,680	316,276
TOTAL CURRENT LIABILITIES	12,841,758	12,302,436

LONG-TERM DEBT, net of current portion and discount of $741,788 and $360,376	4,502,096	3,708,805
OTHER LONG-TERM LIABILITIES	130,000	-

TOTAL LIABILITIES	17,473,854	16,011,241

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Series C Preferred shares, par value $.001, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, par value $.0001; 200,000,000 shares authorized;
47,038,107 and 34,927,781 issued and outstanding
at December 31, 2007 and 2006	4,704	3,493
Additional paid-in capital	33,989,336	16,323,377
Accumulated deficit	(30,129,933)	(15,736,550)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,864,107	590,320

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$21,337,961	$16,601,561

The accompanying notes are an integral part of the Consolidated Financial Statements

PROLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006
REVENUES:
New System Sales
Domestic	$7,147,986	$8,053,824
International	6,471,653	5,653,507
Upgrades	5,766,835	4,030,168
Total New System Sales	19,386,474	17,737,499

Service Revenue	2,529,048	2,607,143
Finance Revenue, net	2,350,126	1,200,219
Advertising Revenue	939,977	58,624

TOTAL REVENUE	25,205,625	21,603,485

COST OF REVENUES:
New System Cost:
Domestic	3,571,919	3,480,686
International	3,269,796	3,199,215
Upgrades	3,132,212	2,546,777
Total New System Cost	9,973,927	9,226,678

Service Cost	3,189,403	4,164,178
Advertising Cost	420,153	4,654
Other Cost	167,729	-
TOTAL COST OF REVENUE	13,751,212	13,395,510

GROSS MARGIN	11,454,413	8,207,975

OPERATING EXPENSES:
Sales and Marketing	3,902,234	2,923,967
Partner Management and Customer Support	2,435,835	1,486,059
Research and Development	813,687	805,258
General and Administrative	8,396,742	6,476,737
Bad Debt Expense	4,617,391	205,945
TOTAL OPERATING EXPENSES	20,165,889	11,897,966

INCOME (LOSS) FROM OPERATIONS	(8,711,476)	(3,689,991)

OTHER INCOME (EXPENSE):
Interest Expense	(934,610)	(1,280,743)
Gain on Early Extinguishment of Debt	-	929,577
Other (Income) Expense	(1,026,359)	397,969
TOTAL OTHER INCOME (EXPENSE)	(1,960,969)	46,803

LOSS BEFORE TAXES	(10,672,445)	(3,643,188)

Income Tax Provision	-	-

NET LOSS	(10,672,445)	(3,643,188)
Dividends on Series C Preferred Shares	(3,720,938)	-
NET LOSS APPLICABLE
TO COMMON SHAREHOLDERS	$(14,393,383)	$(3,643,188)

BASIC LOSS PER COMMON SHARE	$(0.34)	$(0.10)

DILUTED LOSS PER COMMON SHARE	$(0.34)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,563,234	34,747,781
Diluted	42,563,234	34,747,781

The accompanying notes are an integral part of the Consolidated Financial Statements

PROLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance as December 31, 2005	34,301,531	$3,430	$14,121,411	$(12,093,362)	$2,031,479

Series C Preferred Shares converted to common stock	1,000,000	100	959,900	-	960,000
Stock-based compensation	-	-	816,205	-	816,205
Acquisition of remaining interest in ProLink Solutions from
Parview, Inc. and other	(423,750)	(42)	(587,186)	-	(587,228)
Lowe Residual	50,000	5	74,995	-	75,000
Warrant expense relating to financing	-	-	938,052	-	938,052
Net income	-	-	-	(3,643,188)	(3,643,188)

Balance as of December 31, 2006	34,927,781	3,493	16,323,377	(15,736,550)	590,320

Series C Preferred Shares converted to common stock	8,622,927	862	-	-	862
Issuance of Series C and dividends	-	-	11,640,090	(3,720,938)	7,919,152
Common stock and warrants issued	219,000	22	4,590,278	-	4,590,300
Stock-based compensation	-	-	1,435,918	-	1,435,918
Exercises of stock-based options and warrants	3,268,399	327	(327)	-	-
Net loss	-	-	-	(10,672,445)	(10,672,445)

Balance as of December 31, 2007	47,038,107	$4,704	$33,989,336	$(30,129,933)	$3,864,107

The accompanying notes are an integral part of the Consolidated Financial Statements

PROLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006

Net loss	$(10,672,445)	$(3,643,188)

Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	737,479	509,536
Stock-based compensation	1,435,918	816,205
Amortization of warrants related to financing	742,399	-
Non-cash interest payment	273,726	-
Amortization of prepaid consulting	62,661	-
Loss on disposal of equipment	-	16,298
Gain on early extinguishment of debt	-	(929,577)
Non-cash component of Yamaha gain	-	(441,123)
Residual value of leases	(656,572)	(251,121)
Provision for uncollectible receivables	4,593,259	36,974
Provision for obsolete and slow moving inventory	(170,682)	(795,165)
Accretion of discount on notes payable	468,816	280,340
Gain on reduction of reserves	-	(397,201)
Gain on sale of available-for-sale investments	-	(10,649)
Warrant revaluation	81,591	-

Changes in working capital components:
Accounts receivable	(6,051,100)	(1,950,492)
Inventories	(84,539)	(534,139)
Prepaid expenses and other assets	(878,822)	(657,246)
Accounts payable	(159,044)	2,494,834
Accrued liabilities	254,362	493,319
Deferred revenue	(120,596)	(6,027)
Other long-term accrued liabilities	130,000	-

Net cash used in operating activities	(10,013,589)	(4,968,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(156,567)	(229,564)
Purchase of Scorecast	(429,150)	-
Asset acquisition	-	(2,439,271)
Proceeds from the sale of fixed assets	-	13,464
Proceeds from sale of available-for-sale investments	-	478,649

Net cash used in investing activities	(585,717)	(2,176,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(16,044,469)	(7,050,398)
Debt extinguishment	-	4,260,000
Proceeds from sale of Series C Convertible Preferred Stock and receipt of stock subscriptions receivables	11,420,000	-
Fees paid in connection with financing transaction	(1,749,872)	(40,000)
Proceeds from Laurus factoring agreement	13,155,854	-
Proceeds from factoring agreement	835,907	-
Proceeds from FOC factoring agreement	1,341,886	-
Proceeds from credit facility	1,900,000	-
Proceeds on the borrowing on notes payable	121,142	10,321,442

Net cash provided by financing activities	10,980,448	7,491,044

NET INCREASE IN CASH	381,142	345,900
Cash and cash equivalents, at beginning of the period	2,448,354	2,102,454
Cash and cash equivalents, at end of the period	$2,829,496	$2,448,354

The accompanying notes are an integral part of the Consolidated Financial Statements

PROLINK HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$579,293	$341,282

Cash paid during the year for income taxes	$-	$-

The accompanying notes are an integral part of the Consolidated Financial Statements

PROLINK HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

 Our business involves the design, manufacture, maintenance and sale of GPS golf course management systems and software to golf course owners and operators worldwide, the sale of advertising space on the screens of the systems that we sell, and the brokering of the financing of the systems that we sell for our golf course partners. The target profile for GPS golf course management systems includes resort courses, high-end daily fee facilities and residential golf communities. These facilities include large-scale golf-centric resorts and developments. A secondary market includes the mid-range facilities, lower-end daily fee facilities and municipal golf courses. We sell our systems, either directly or through distributors in North America and in various other countries.

Basis of Presentation  - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”).

Principles of Consolidation  — The consolidated financial statements as of and for the years ended December 31, 2007 and 2006, include ProLink Holdings Corp. and its operating subsidiary ProLink Solutions, LLC, (collectively, the “Company”, “we,” “our” or “us”). All inter-company accounts and transactions have been eliminated.

Summary of Significant Accounting Policies:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the accompanying consolidated financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, industry trends and various other sources of information and factors. Actual results may differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. We have identified the following accounting principles that we believe are key to an understanding of our financial statements and require management’s most difficult, subjective judgments.

Use of Estimates— The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates include valuation allowances for inventory and accounts receivable, including the service receivables under Pay-for-Play agreements, accruals for certain liabilities, including contingent liabilities accrued since inception, liabilities related to potential litigation, valuation of options and warrants to purchase our common stock, the carrying values of interests in residual lease equipment, impairment of intangible assets and goodwill, and the valuation of acquired and repurchased assets. Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be further materially revised within the next year.

Reclassifications— For comparative purposes, certain prior period amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net loss. Cost directly related to service revenues have been reclassified to cost of sales and excess labor for departments normally classified as cost of goods reclassified to operating expenses to reflect time spent on customer service activities.

Additionally, for system refinancing sales, 2006 revenue associated with the lease buy-outs have been reclassified from cost of sales to revenue.

Liquidity. At December 31, 2007, the Company had cash and cash equivalents of approximately $2,800,000 and a working capital deficit of approximately $1,600,000. Additionally, the Company has incurred significant losses since its inception.

Management has taken several actions to ensure that the Company will continue as a viable entity through December 31, 2008, including the implementation of a plan to reduce overhead expenses and personnel, and reductions in discretionary expenditures. Further, as discussed in Note 10, the Company has received a commitment letter from Calliope Capital Corporation for an increase in the Company’s term loan of $2,000,000 and an increase in the Company’s revolving credit facility of $1,000,000. Management believes that these actions will enable the Company to fund operations through the next year.

Fair Value of Financial Instruments. We use financial instruments in the normal course of our business. The carrying values of cash equivalents, accrued compensation and related costs, other current liabilities and other long-term liabilities approximate fair value based on their short maturities or on borrowing rates currently available to the Company for loans with similar terms and maturities. The carrying value of all other financial instruments, potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value. The carrying value of long-term debt is based on commercial interest rates available to the Company.

Cash and Cash Equivalents. Cash and cash equivalents are defined as cash and short-term highly liquid deposits with initial maturities of three months or less. The Company maintains cash balances at a financial institution. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2007, the Company has uninsured cash and cash equivalents in the amount of approximately $2,900,000.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable, and notes receivable, including receivables from major customers. The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

Accounts Receivable. We maintain an allowance for doubtful accounts based upon our estimates of amounts that will be realized from customers. We develop the allowance based upon our experience with specific customers and our judgment as to the likelihood of ultimate payment. We consider the collection experience of the entire portfolio of our receivables and make estimates regarding collectibility based on trends in aging. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, an increase in the allowance could be required in the future. In addition, a large component of our accounts receivable balance is due from third party lenders, subject to maintaining minimum reserve requirements with the lender. The inability to maintain minimum reserves with third party lenders will impair our ability to collect on current and future service revenues and may result in an increase in an allowance in future periods. Such an increase would reduce income. At December 31, 2007 and 2006, substantially all of the Company's accounts receivable were pledged as collateral for a line of credit or notes payable. The changes to the allowance for doubtful accounts for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Balance at the beginning of the year	$628,660	$440,815
Provisions*	4,604,772	236,639
Bad debts charged to reserves, net of recoveries	(11,513)	(48,794)
Balance at the end of the period	$5,221,919	$628,660

* Includes fully reserved trade receivable of $4,543,706 from our European distributor Elumina.

The Company does not charge interest on past due amounts related to accounts receivable.

Inventories. We value our inventories at the lower of cost (first-in, first-out basis) or market. Inventories are primarily comprised of finished electronic hardware, service parts and repair components. Inventories are reported net of valuation and obsolescence reserves, which totaled $239,373 and $410,055 at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, substantially all of the Company's inventory was pledged as collateral for a line of credit or notes payable.

Allowance for Inventory Obsolescence - We maintain an allowance for obsolete and slow-moving inventory based upon a review of sales trends of products, the development of new technology, both internally and externally, and the changes to current product lines, as well as other various factors. Increases in this reserve in future periods would result in a decrease in income.

Equipment. Equipment is recorded at cost less accumulated depreciation. Improvements or betterments, which extend the life of an asset, are capitalized. Expenditures for maintenance and repair costs are expensed as incurred. Gains or losses resulting from property and equipment retirements or disposals are credited or charged to earnings in the year of disposal. Depreciation is computed over the estimated useful life of the asset using the straight-line method.

Leasehold improvements are recorded at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter.  The estimated useful lives of property and equipment are:

Computer equipment	1 - 3 years
Equipment	3 - 7 years
Office furniture and equipment	5 years
Leasehold improvements	3 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Impairment of Long-lived Assets. We assess the recoverability of long-lived assets when events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If undiscounted expected cash flows to be generated by a long-lived asset or asset group are less than its carrying amount, we record an impairment to write down the long-lived asset or asset group to its estimated fair value. Fair value is estimated based on discounted expected future cash flows.

Licenses. Licenses are recorded at cost and amortized over the remaining life of the patents.

Revenue Recognition:

ProLink’s revenues are derived from multiple sources and are reported under the following classifications:

System sales revenue is derived from the sale of our GPS systems. Revenue from the sale, which includes new system installations and upgrades, through our direct sales channels other than distributors, is generally recognized upon installation of the system and acceptance by the golf course customer. Sales to international distributors are generally recognized upon shipment from our contract manufacturer. Cash consideration paid to the customer in excess of the fair value of the equipment received in an upgrade is treated as a reduction in revenue.

Service revenue derived from service contracts in effect with users of our System is recognized monthly at the time of billing. For service requirements outside of the scope of service contracts, customers are billed on a time and materials basis. Service revenue from golf course customers with Pay for Play leases is retained by third party lease companies until certain escrow amounts are attained. Revenue is recognized based on a fee per round played at participating courses.

Financing revenue is earned from providing or arranging financing with third party lenders for golf courses for the purchase of the ProLink GPS system. Revenue is earned upon the binding execution of the financing transaction. In certain transactions, where we act strictly as an agent, the revenues are recorded on a net basis.

Advertising revenue - We earn revenue from the sale of advertising as well as the related administrative and processing fees for delivering this advertising on GPS system screens located on our customers’ golf courses. These revenues are recognized proportionately as the services are rendered over the term of the advertising contract.

Costs of Revenues and Operating Expenses:

Cost of System Sales - The cost of system sales include the direct material cost of the hardware and related peripherals, direct and contract labor to install, the cost of shipping and freight, licensing and any duties or taxes.

Cost of Service - Service costs are largely fixed costs including salaries, benefits, travel and supply costs of our service support team and are recognized as incurred. These costs include the support center located in Chandler, Arizona as well as the costs of service technicians in the field. Service technicians provide support to the golf course in addition to providing labor for installation. When the technician performs installations their costs are allocated to the cost of the system sales.

Interest in Residual Lease Equipment - During 2007 and 2006, we acquired interest in residual lease equipment and recorded these interests at their estimated fair value at the time of acquisition based upon the assumption that the equipment will be resold upon expiration of the related leases to new or existing customers. In addition, during the year ended December 31, 2006, the Company commenced recording a residual value on all new system installations. Based on our historical operating activity, these residual values are recorded at approximately $250 or $600 per unit, depending upon the unit installed. Should the market for used GPS equipment not be as strong as anticipated by management, the value of this equipment could decrease substantially requiring the recorded value of the asset to be reduced. This would decrease our income in future periods.

Cost of Advertising– We are securing the rights to sell and deliver advertising on GPS system screens located on our customers’ golf courses through exclusive agreements (ProFit) executed with the courses. These ProFit agreements entitle the golf course to a percentage of the net revenue earned from advertising placed on the GPS system at their course. These costs are recognized proportionately as the revenues are earned.

Shipping and Handling Costs– Shipping and handling costs associated with the shipment of our products are included in the cost of revenues.

Operating Expense - Operating expenses are comprised primarily of salaries, benefits and related costs for management and operations staff, legal, accounting and other professional fees, travel expenses, facility and information technology costs.

Returns and Allowances. We have not experienced significant returns or warranty claims to date and, as a result, have not recorded provisions for the cost of returns and product warranty claims at December 31, 2007 or 2006.

Advertising and Marketing Costs. We expense advertising and marketing costs as incurred. Advertising costs include public relations, trade show fees, brochures and other point-of-sale expenses. Advertising expenses were approximately $352,907 and $317,150 for the periods ended December 31, 2007 and 2006, respectively.

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

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that our grants of employee equity share options, non-vested shares, and similar equity instruments be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which are calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Since we incurred a loss from continuing operations for the periods ended December 31, 2007 and 2006, potentially dilutive shares applicable to convertible preferred stock, senior secured convertible notes, options, and warrants to purchase shares of common stock were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive. Potentially dilutive common shares for the years ended December 31, 2007 and 2006 were 1,459,273 and 5,335,987, respectively. Dilutive common shares give effect to securities, such as stock options, warrants, and convertible securities which have the potential to be exercised.

	For the Years Ended
	December 31,	December 31,
	2007	2006

Net loss applicable to common shareholders	$(14,393,383)	$(3,643,188)

Weighted-average common shares outstanding (for basic EPS)	42,563,234	34,747,781
Add:
Dilutive share-based employee compensation (a)	-	-
Dilutive warrant shares (a)	-	-
Dilutive convertible term note (b)	-	-
Weighted-average common shares outstanding (for diluted EPS)	42,563,234	34,747,781

Basic EPS	$(0.34)	$(0.10)
Diluted EPS	$(0.34)	$(0.10)

(a) 1,573,293 and 5,335,987 of unexercised employee stock options and warrants were not included in the computation of diluted EPS for the years ended December 31, 2007 and 2006, because to do so would have been anti-dilutive.

(b) As of December 31, 2007, the convertible term debt instrument could not be converted into common stock due to the minimum stock price conversion feature. However, hd the minimum stock price conversion feature been net along with other stipulations for conversion contained in the agreement, the convertible term debt could potentially been converted to 2,639,673 shares of common stock. These shares were not included in the computation of diluted EPS for the year ended December 31, 2007 because to do so would have been anti-dilutive.

Stock-Based Compensation – The Company periodically issues shares of common stock for services rendered or for financing cost. Such shares are valued based on the market price on the transaction date.

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

The Company expenses stock options and warrants under the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (SFAS 123(R)). Stock-based compensation represents the cost related to stock based awards granted to employees and others. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in the Consolidated Statements of Operations.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Income Taxes— We reported $0 in income taxes for the periods ended December 31, 2007 and 2006. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Our effective tax rates during the year ended December 31, 2007 and 2006 were 0% for both years after application of our net operating losses.

Based on historical operating losses and projections for future taxable income, the Company concludes it is more likely than not that the Company will not fully realize the benefits of its net operating loss carryforwards. The Company has not, therefore, recorded a tax benefit from its net operating loss carryforwards for the periods ended December 31, 2007 or 2006.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,”Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest, and penalties accounting in interim periods and disclosure.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company determined it had no material adjustment to income tax accounts as of January 1, 2007. At December 31, 2007, there were no additional unrecognized tax benefits. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of both the date of adoption and the current period, the Company has concluded it has no uncertain tax positions. As a result of its historical net operating losses, the statute of limitations remains open for each tax year since the Company was formed in 2004. The Company is not currently under examination by any taxing authorities.

No provision for income taxes was required for the years ended December 31, 2007 and 2006. Based on historical operating losses and projections for future taxable income, it is more likely than not that the Company will not fully realize the benefits of its net operating loss carry forwards. The Company has not, therefore, recorded a tax benefit from its net operating loss carry forwards for either the years ended December 31, 2007 or December 31, 2006.

In September 2006, the FASB ratified Emerging Issues Task Force Issue (“EITF”) No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” This guidance requires the application of EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF No. 01-9 requires the consideration given to be recorded as a liability at the time of the sale of the equipment, and provides guidance for the classification of the expense. EITF No. 06-1 is effective for the first fiscal year that begins after June 15, 2007. We do not expect the adoption of EITF No. 06-1 to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). The objective of the statement is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS 157 will be effective for interim and annual reporting periods beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," which was effective for all business acquisitions with an acquisition date on or after January 1, 2009. This statement generally requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent purchase consideration, and any non-controlling interest in the acquiree, at fair value on the date of acquisition. SFAS No. 141R also requires an acquirer to expense most transaction and restructuring costs as incurred, and not include such items in the cost of the acquired entity. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued FAS 160 which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.

In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have an effect on its financial statements.

2. ACQUISITIONS

Acquisition of ScoreCast:

On January 17, 2007, we acquired substantially all of the operating assets of ScoreCast, Inc., including scoring software used in the golf industry, ScoreCast Golf Tournament Software, for approximately $429,000 in cash plus warrants to purchase 150,000 shares of our common stock at an exercise price $1.60 per share. The ScoreCast acquisition was not deemed material by management under the rules of the SEC. As such, not all disclosures of a material acquisition are made. The following information represents the details of the equity and cash used in the acquisition and the allocation to the assets received on the date of acquisition:

Purchase Price:
Cash	$429,150
Stock warrants issued	81,916
Total purchase price	511,066
Allocated as follows:
Property and equipment	100,000
Excess purchase price to be allocated	$411,066

Excess purchase price allocated as follows:
Other intangible assets	$151,917
Goodwill	259,149
Total allocated	$411,066

3. RELATED PARTY TRANSACTIONS

FOC Financial LP — On June 6, 2007, we entered into a Letter Agreement with FOC Financial Limited Partnership (“FOC”). Steven D. Fisher, one of the members of the Company’s board of directors, is the General Partner of FOC. Pursuant to the Letter Agreement, FOC made advances to us from time to time in amounts not exceeding an aggregate of $1,500,000 (the “Loan”), collateralized by golf course management systems sold to golf courses. FOC advanced 90% of the base purchase price of a ProLink GPS System, less a 1% origination fee. If any system funded pursuant to the Letter Agreement is rejected or returned, the Company has agreed to provide priority remarketing for that system. The Loan was evidenced by a Revolving Promissory Note that bears interest at 15% per annum on its outstanding principal balance. Further, in order to induce FOC to enter into the Letter Agreement, we agreed to issue a warrant to purchase 300,000 shares of the Company’s common stock to FOC at an exercise price of $1.35 per share, which was the market value as of 4 p.m. on June 6, 2007, and with a term of 10 years. Of the 300,000 warrants issued, 200,000 were terminated on September 28, 2007, which led to accelerated recognition of the expense associated with the warrants.

On June 22, 2007, we entered into an Amended and Restated Letter Agreement with FOC. The Amended and Restated Letter Agreement eliminated the requirement that domestic receivables have prior credit approval and allowed borrowing on foreign receivables. In addition, FOC will advance 100% of any accounts receivable related to a foreign purchaser. The Amended and Restated Letter Agreement is evidenced by a promissory note with the same terms as the original Loan (see above). No additional warrants were issued in connection with the amendment of the loan.

On August 17, 2007, we entered into a loan with Calliope (the “Calliope Agreement”) the proceeds of which were used to retire the then outstanding debt to FOC (See Note 10).

Andrew Wing— On July 10, 2006, we appointed Mr. Andrew L. Wing as a member of the Board of Directors. In connection with such appointment, we entered into a Consulting Agreement, dated July 10, 2006, with Mr. Wing. The Consulting Agreement provides that Mr. Wing will provide certain advertising sales services to us in exchange for commissions, 5% for the first three years and 2% for the fourth and fifth years, that will be paid from revenues received by us from advertisers. After the fifth year, no further commissions will be paid. The Consulting Agreement shall continue on a month-to-month basis and may be terminated by us upon written notice. ProLink has not paid any commissions to Mr. Wing as of December 31, 2007. Mr. Wing resigned his position as director in 2008.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of December 31, 2007 and 2006:

	2007	2006

Unamortized loan costs	$411,400	$-
Unamortized loan costs - warrants	435,547	-
Prepaid advertising	236,424	-
Prepaid insurance	168,935	89,823
Prepaid expenses	161,675	158,650
Prepaid rent	6,414	25,366
Deferred development costs	146,315	-
Prepaid consulting	44,672	285,723
Prepaid expenses and other current assets	$1,611,382	$559,562

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2007 and 2006:

	2007	2006

Manufacturing equipment	$116,063	$87,521
Course assets	25,024	25,024
Office equipment and fixtures	108,052	104,152
Computer hardware	286,606	224,226
Computer software*	855,187	699,642
Leasehold improvements	100,289	94,089
Total property and equipment	1,491,221	1,234,654
Less: Accumulated depreciation	(716,369)	(379,271)
Property and equipment, net	$774,852	$855,383

*Includes $100,000 of software purchased in ScoreCast acquisition. This amount is being amortized over a three year life. Unamortized amount at December 31, 2007 is $66,667.

Depreciation expense was $337,098 and $247,965 for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, all property and equipment were pledged as collateral for a line of credit, notes payable or capital lease.

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2007 and 2006:

	2007	2006
Optimal license	$1,900,000	$1,900,000
GPSI license	1,134,704	1,134,704
ScoreCast intangible	151,917	-
Total intangibles	3,186,621	3,034,704
Less: Accumulated amortization	(1,126,845)	(726,465)
Licenses, net	$2,059,776	$2,308,239

Amortization expense of intangible assets was $400,380 and $261,571 for the years ended December 31, 2007 and 2006. Estimated future amortization of intangible assets based on balances existing at December 31, 2007 is as follows:

2008	$400,380
2009	400,380
2010	367,047
2011	343,486
2012	94,026
Thereafter	454,457
Total	$2,059,776

The following table reflects specific data for each intangible asset being amortized:

		Annual	Amortization
	Date	Amortization	period	Amortization
	Acquired	Amount	in years	Expires
Optimal License	2/1/2004	$242,553	8	11/30/2011
GPSI license	10/1/2006	$114,110	11	9/30/2017
ScoreCast non-compete	1/17/2007	33,333	3	1/16/2010
ScoreCast intangible	1/17/2007	10,384	5	1/16/2012

Goodwill

Goodwill consists of the following as of December 31, 2007 and 2006:

	2007	2006
Goodwill	$259,149	$-
Less: Goodwill impairment	-	-
Goodwill, net of impairment	$259,149	$-

Goodwill originated in the ScoreCast acquisition in January 2007. See Note 2 for specific details on this acquisition.

7. INTEREST IN RESIDUAL LEASE EQUIPMENT

Interest in Residual Lease Equipment consists of the following as of December 31, 2007 and 2006:

	2007	2006
Residual interests in equipment purchased from E-Z-Go	$1,181,885	$1,760,152
Parview residuals acquisition	311,994	601,061
Residuals recognized on system sales	3,284,422	1,626,365
Yamaha residuals acquisition	282,637	416,788
Interest in residual lease equipment	$5,060,938	$4,404,366

8. DEPOSITS AND OTHER ASSETS

Deposits and Other Assets consist of the following as of December 31, 2007 and 2006:

	2007	2006
Deposits	$38,144	$1,532
Course holdbacks, net of reserve	52,973	67,083
Deferred financing costs - long term portion	542,017	35,053
Deferred warrant expense	271,325	-
Accounts receivable - long term portion	202,860	-
Accounts receivable - NCG restricted cash	856,410	856,410
Deposits and other assets	$1,963,729	$960,078

Deferred financing costs of $542,017 and deferred warrant expense of $271,325 resulted from the August 2007 credit facility with Calliope. These amounts are being amortized over the term of the debt, between two and five years.

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31, 2007 and 2006:

	2007	2006
Wages, commission and related benefits	$352,582	$928,253
Professional fees	182,175	183,446
Accrued vendor liability	617,345	318,527
Accrued liability for predecessor claims	-	150,000
Customer deposits	25,000	25,000
Accrued interest payable	-	65
Accrued advertising commitments	241,190	-
Accrued liability for lease buyouts	710,651	295,521
Sales tax payable	40,081	13,850
Accrued Liabilities	$2,169,024	$1,914,662

10. DEBT

Debt consists of the following as of December 31, 2007 and 2006:

	2007	2006

10¼%, revolving credit facility, due 2009, interest only payments until August 2009, collateralized by all Company's assets	$5,045,961	$-

10¼%, credit facility, senior secured term loan due 2012, interest only payments until September 2008, 48 equal monthly principal payments plus interest thereafter, collateralized by all Company's assets	4,000,000	$-

9¼%, credit facility, senior secured term loan due 2009, collateralized by all Company's assets	-	2,395,834

12% Senior secured notes due 2007, collateralized by all Company's assets	-	4,500,000

4¾% Optimal license agreement, with a monthly payment of $24,800, due June 2011	944,391	1,169,020

7.5% GPSI license agreement, with a quarterly payment of $52,500, due September 2011	787,500	842,244

7¾% Microsoft Capital notes payable due 2010, with a monthly payment of $5,451, collateralized by licensed software rights	166,496	221,398

7¾% Microsoft Capital notes payable due 2011, with a monthly payment of $5,563, collateralized by licensed software rights	182,575	232,062

8¾% Microsoft Capital notes payable due 2011, with a monthly payment of $2,064, collateralized by licensed software rights	77,439	94,603

10 7/10% First Insurance Funding notes payable, with a monthly payment of $6,147, due September 2008, collateralized by a security interest in returned premiums and certain loss payments	53,590	52,500

9.5 %First Insurance Funding note payable, with a monthly payment of $7818, due January 2008, collateralized by a security interest in returned premiums and certain loss payments	7,752	-

Capital lease obligations, collaterilized by equipment, due 2009 to 2011	27,968	46,708

Total debt	11,293,672	9,554,369

Less: Current portion	(6,049,788)	(5,485,188)
Less:
Discount associated with Warrants issued for Credit facility, 10¼% senior secured term loan due 2012,	(643,182)	-
Discount associated with 7.5% GPSI license agreement due 2011	(98,606)	-
Discount associated with 12% Senior secured notes due 2007	-	(360,376)

Long-term debt, net of current maturities and discounts	$4,502,096	$3,708,805

As part of the revolving credit facility and senior secured note agreements in August 2007, $821,000 was recorded as deferred financing costs which are being amortized as follows:

Amortization
Period	Amount
2 years	$459,760
5 years	361,240
$821,000

Deferred financing costs and debt discounts amortized through interest expense were $238,876 and $10,462 for the years ended December 31, 2007 and 2006, respectively.

The aggregate annual principal repayments required in respect to debt as of December 31, 2007 are as follows:

2008	$6,049,788
2009	1,628,905
2010	1,638,357
2011	1,309,955
2012	666,667
$11,293,672

On August 17, 2007, we entered into a Security Agreement (the “Agreement”) with Calliope Capital Corporation (“Calliope”). The parties to the Agreement also entered into certain related ancillary documents. The credit facility made available under the Agreement is in the aggregate principal amount of $9.0 million, consisting of a $5.0 million revolving loan (the “Revolver”), and a $4.0 million term loan (the “Term Loan”). The Revolver has a two year term. The Term Loan matures in five years and requires amortization of its principal balance in 48 equal monthly payments beginning on September 1, 2008. The Term Loan may not be converted prior to the first anniversary date of the closing and may be prepaid without any penalty at any time during such period. On and after the first anniversary of the date of the Agreement, Calliope shall have the right to convert principal due under the Term Loan into our common stock at a fixed conversion price per share of common stock of (i) $1.40 with respect to the first $1,333,333 of the principal amount; (ii) $1.50 with respect to the next $1,333,333 of the principal amount; and (iii) $1.67 with respect to the remaining $1,333,334 of the principal amount. The proceeds of the loans were used to refinance our existing indebtedness, with the balance available for general working capital purposes. Pursuant to and in connection with the Agreement, we have granted to Calliope a security interest in all of our assets and intellectual property, and we have pledged our ownership interest in ProLink Solutions.

The borrowings under the Revolver and the Term Loan will bear interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus two percent (2%), subject to a floor of 9% and a cap of 13%. Upon an event of default under the loan, the ProLink Entities shall pay additional interest on the outstanding principal balance in an amount equal to two percent (2%) per month. The loan is subject to acceleration in full by Calliope upon the occurrence and during the existence of an event of default.

The Agreement requires us to meet certain financial tests, including, on the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2009: a Consolidated EBITDA for the four (4) fiscal quarter periods ending on September 30, 2009 of not less than $5,000,000; a Consolidated Leverage Ratio not greater than 4.0 to 1.0; and a Consolidated Fixed Charge Coverage Ratio for the four (4) fiscal quarter periods ending on September 30, 2009 of not less than 1.0 to 1.0. In addition, the Agreement contains certain covenants that, among other things, restrict additional indebtedness, liens, investments, restricted payments, transactions with affiliates, asset dispositions, and other matters customarily restricted in such agreements.

In connection with the credit facility under the Agreement, we issued a common stock purchase warrant in favor of Calliope. Pursuant to the warrant, Calliope is entitled to purchase from us, at any time after the date thereof and for a period of five years, 3,567,568 shares of common stock at an exercise price of $1.40 for the first one-third of the shares, $1.50 for the next one-third of the shares, and $1.60 for any additional shares.

In connection with the credit facility, we entered into a registration rights agreement with Calliope. Under the registration rights agreement, we agreed to file a registration statement registering for resale shares of our common stock issuable upon conversion of the Term Note and exercise of the warrant no later than 300 days after the date of the Agreement, and to use commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable thereafter. This registration has not yet been filed.

In connection with the Revolver loan, we are required to file a borrowing base report as needed for drawing requests with Calliope.  The interest expense of both the Revolver and Term notes are added to the revolver balance on a monthly basis.  The Revolver balance is paid down based on daily bank deposits.  As of December 31, 2007 we have no further availability to draw under the Revolver.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases various equipment and office space under operating leases. The following is a schedule of future operating lease payments as of December 31, 2007:

2008	$405,276
2009	22,176
2010	20,634
2011	19,092
2012	4,773

We have entered into operating lease agreements, primarily consisting of leases for our Chandler facility. Total rent expense under operating leases charged to operations was $639,605 and $455,606 for the periods ended December 31, 2007 and 2006, respectively.

Litigation

On May 20, 2004, ParView filed a complaint against us, ProLink, Inc. and others in the Twelfth Judicial Circuit Court, Sarasota County, State of Florida. At the time the complaint was filed, ParView was an owner of ProLink. The complaint alleged that our president, as an agent of ProLink Solutions, violated certain agreements that existed between the parties and he, and others, made false representations to ParView. The complaint sought to rescind all agreements among the parties and return the parties to the status quo they had before the creation of ProLink Solutions, and sought other cures and remedies. The agreements provided for arbitration between the parties and a preliminary hearing was held on September 30, 2004 at which time injunctive relief was ordered in our favor, enjoining ParView from interfering with our customers, landlords, vendors, suppliers and other similarly situated such persons until further notice. On August 12, 2004, ParView filed for bankruptcy protection and the arbitration proceeding was being held in abeyance pending the outcome of the bankruptcy proceeding. In August 2005, the Court converted the ParView bankruptcy filing from Chapter 11 to Chapter 7 liquidation. On February 24, 2006, the bankruptcy court entered an order declaring us and our bidding partner the winning bidder for the assets of ParView out of the bankruptcy. On March 10, 2006, we closed on the purchase of these assets including the legal claims of ParView against us, therefore this action has been terminated with prejudice.

ProLink was a defendant in an action brought by Advantage Enterprises, Inc. The action arose out of a non-residential real property lease between ParView, Inc. and the predecessor of Advantage Enterprises, Inc. On October 21, 2005, the court granted our motion to dismiss but granted Advantage leave to amend. On December 20, 2006, we settled this action for $200,000, with $80,000 payable on January 2, 2007 and $10,909 payable monthly thereafter until December 2007. As of December 31, 2007, this settlement has been paid in full.

In November 2005, a suit was filed against us and our European distributors, Elumina Iberica Limited and Elumina Iberica S.A., in the Patents County Court in the UK by GPS Industries, Inc. (“GPSI”), a competing company. The suit alleged that we infringed on certain international patents owned or controlled by GPSI on systems sold in the United Kingdom. The alleged infringed patents relate to the use of differential GPS in connection with golf courses and cover both system and process claims. On October 25, 2006, ProLink Solutions and the Elumina entities entered into a Settlement Agreement, which includes a License Agreement, with GPSI pursuant to which the parties agreed to settle this action. The agreement calls for the payment by ProLink, on behalf of us and the Elumina entities, to GPSI of a total of $1,200,000, payable as follows: an initial payment of $202,500, followed by 19 quarterly payments of $52,500 each, commencing on February 1, 2007. In consideration of the compliance of ProLink and the Elumina entities with their obligations under the settlement agreement, GPSI agreed to grant to ProLink Solutions, as of the date of the Settlement Agreement, a fully-paid up license, the terms of which are more fully set forth in the License Agreement. As of December 31, 2007, $430,000 has been paid for this settlement.

On May 15, 2006, a suit was filed against us in the Superior Court, Complex Litigation Docket, Hartford, Connecticut by Blackledge Country Club, Inc. The suit is based on a Service Agreement that it entered into for a GPS system manufactured, supplied, maintained and installed by the Company or with Textron (a contractor). The Company has indemnified Textron from claims from Blackledge. In the third party complaint, Blackledge alleges claims for indemnification, breach of contract and breach of warranty, fraud and negligent misrepresentation against Textron and the Company. Textron and the Company filed Motions to Dismiss the Third-Party Complaint claiming that the contracts involved required arbitration of the claims. The Motion to Dismiss was denied. The parties conducted a mediation in Connecticut which was unsuccessful. After the mediation, the partied tried, unsuccessfully, to settle the case. No Motion for Summary Judgment is pending against the Company. Another mediation is scheduled for July 29, 2008. Trial has been set for October 21, 2008. It is difficult to determine the likelihood of an unfavorable outcome, however an unfavorable outcome is possible. The range recovery for Blackledge on its claim against the Company is between $0 and $450,000.

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

On February 8, 2008, the Company filed a Request for Arbitration with the International Chamber of Commerce (ICC) International Court of Arbitration in relation to a breach of contract dispute against Elumina Iberica, S.A, Elumina Iberica UK Limited, GP ADS, S.L. and GP ADS LTD and related parties as a result of multiple breaches, including non-payment, under its distribution agreement and in connection with the previously announced acquisition of Elumina. Both the distribution agreement and acquisition agreements were terminated in 2008.

On February 8, 2008, the Company filed a complaint in the United States District Court in Phoenix, Arizona against Kevin Clarke, d/b/a Elumina Uberica UK Limited, a sole proprietorship, to recover damages for non-payment of goods sold and delivered by the Company. The Company has also served a Notice of Arbitration against Elumina Iberica, S.A. to commence an arbitration proceeding against Elumina Iberica, S.A. in accordance with the UNCITRAL Arbitration Rules for arbitration in Phoenix, Arizona as provided for in the parties’ Exclusive Licensing and Distribution Agreement. In the proceeding, the Company is seeking damages for non-payment of goods sold and delivered, breach of representations and warranties, legal fees and consequential damages (see Note 20 – Subsequent Event of the Financial Statements filed as part of this Annual Report).

On March 10, 2008, the Company received a demand from David Chessler, former President of ParView, alleging that we were in default under a settlement agreement with Mr. Chessler and making demand that we stipulate to entry of a $666,667 judgment against the Company. The judgment alleges that we are in violation of the settlement agreement for contacting certain courses. The Company does not believe any loss is probable and accordingly has not accrued a liability related to this complaint as of December 31, 2007.

We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink.

Registration Payment Arrangements:

During the first quarter of 2007, through a private offering, we completed a sale of an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. In addition, pursuant to a registration rights agreement, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. As of June 6, 2007, we have an effective registration statement covering these shares.

Registration Rights Agreement:

During the third quarter of 2007, we entered into a security agreement with Calliope (the “Calliope Agreement”). In connection with the credit facility, we issued a common stock purchase warrant to Calliope. Pursuant to the warrant, Calliope is entitled to purchase from the Company, for a period of five years, 3,567,568 shares of common stock at an exercise price of $1.40 per share for the first one-third of the shares, $1.50 per share for the next one-third of the shares, and $1.60 per share for any additional shares.

Additionally, we entered into a registration rights agreement with Calliope. Under the registration rights agreement, we agreed to file a registration statement registering for resale shares of common stock of the Company issuable upon conversion of the term note and exercise of the warrant no later than 300 days after the date of the agreement, and to use commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable thereafter. The registration statement has not been filed as of December 31, 2008.

Minimum Advertising Fee Guarantee:

Three contracts sold in the third quarter of 2007 contained a multi-year guarantee of minimum advertising fees to our customers. These guarantees are for approximately two to five years. The total amount of these guarantees is $180,000. We are accruing these guarantees in prepaid expenses and other current assets and other long-term liabilities on our consolidated balance sheet. A summary of these guarantees for the fiscal years ending December 31, 2007 is as follows:

2008	$50,000
2009	50,000
2010	40,000
2011	40,000
Total	$180,000

ABC Advertising Agreement:

On September 25, 2007, we entered into a Media Representation Agreement in which ABC National Television Sales, Inc. (“ABC”) has agreed to exclusively represent us in the areas of advertising sales to the golf industry. Under the agreement, ABC will provide advertising sales representation for us and ABC will receive commissions on net sales (defined as the gross revenues actually collected by ABC from the sale of advertisements on the monitors less advertising agency commissions or other third party expenses) depending on various factors including timing of the advertising contract, identity of advertiser and the type of advertiser. ABC will be responsible for all costs associated with its selling efforts and will provide all invoicing, collection and inventory tracking functions, amongst other things.

12. STOCKHOLDERS’ EQUITY

Common Stock

Options and warrants exercised during the years ended December 31, 2007 and 2006 were 3,568,626 and zero, resulting in the issuance of 3,268,399 and zero common shares in the respective years.

Series C Convertible Preferred Stock

The Company has 10,000,000 shares of authorized Preferred Stock as of December 31, 2007, with zero shares outstanding. A series of Preferred Stock (“Series C Convertible Preferred Stock”) consisting of 1,142 shares, with a par value of $.001 per share, were issued and subsequently converted to common stock during 2007.

In the first quarter of 2007, through a private offering, we issued an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,640,000. In addition, pursuant to a registration rights agreement, dated as of January 8, 2007, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. We filed a registration statement covering these shares, which was effective June 6, 2007. On the effective date, all shares of our Series C Preferred Stock automatically converted into the number of shares of common stock or warrants to purchase common stock into which such shares were convertible. Total common shares and warrants issued upon conversion was 8,622,927 and 4,225,400, respectively.

We are required to use our best efforts to keep the registration statement effective under the Securities Act until the date when all securities required to be registered may be sold without volume restrictions pursuant to Rule 144(k) promulgated under the Securities Act. In the event that the registration statement ceases to be effective for more than 30 consecutive trading days, or an aggregate of 45 trading days in any twelve month period, then in addition to any rights available to the investors under the registration rights agreement or applicable laws, we are required to pay to each investor an amount in cash equal to 1% of the aggregate purchase price paid by such Investor pursuant to the purchase agreement, on the date of such event and on each 30-day anniversary of such event until it is cured. Merriman Curhan Ford & Co. acted as the placement agent in connection with the offering. We paid approximately $1,200,000 in fees associated with the offering of which approximately $270,000 was paid in 2006. We also issued Merriman Curhan Fund & Co. 507,048 and 100,000 five year warrants to purchase common stock with an exercise price of $1.42 and $1.80, respectively.

Prior to the conversion date, the Series C Convertible Preferred Shares accrued dividends at a rate of 5.0% per annum. Dividends accrued and accumulated, whether or not earned or declared. As of June 6, 2007, accrued dividends of approximately $233,000 were paid in common stock on the date of conversion. The Series C Convertible Preferred Stock was issued with a beneficial conversion feature, which required us to record a deemed dividend of $3,900,501 during the first quarter of 2007, as we anticipated automatic conversion of the preferred stock as soon as the registration statement covering the common stock and warrants was effective. On the conversion date, total deemed dividends were decreased by $179,563 to $3,720,938.

13. STOCK PURCHASE WARRANTS

We have outstanding warrants to purchase shares of our common stock. The following table summarizes these warrants for the years ended December 31, 2007 and 2006 (showing the number of shares of our common stock that can be purchased on exercise):

	2007		2006
	Number of	Warrant	Number of	Warrant
	Warrants	Price Ranges	Warrants	Price Ranges

Warrants outstanding at the beginning of the period	5,371,773	$1.00 to $2.00	3,080,121	$1.00 to $1.50

Warrants issued	8,587,369	$1.35 to $1.60	2,291,652	$1.35 to $2.00

Warrants exercised	50,000	$1.00	-	-

Warrants expired	750,000	$1.00	-	-

Warrants returned	200,000	$1.35	-	-

Warrants outstanding	12,959,142	$1.00 to $2.00	5,371,773	$1.00 to $2.00

Warrants exercisable	12,675,809	$1.00 to $2.00	4,938,440	$1.00 to $2.00

The weighted average exercise price of warrants that were exercisable was $1.41 and $1.33 as of December 31, 2007 and 2006, respectively. The weighted average remaining contractual life of warrants outstanding at December 31, 2007 and 2006 was 4.5 years and 4.8 years, respectively.

During the year ended December 31, 2007, warrant expense was $172,444 compared to $158,490 for the year ended December 31, 2006. We utilize the same assumptions for calculating the fair value of warrants as we use in calculating the fair value of stock options (refer to Note 14).

14. STOCK OPTIONS

We have a 2006 Stock Option Plan and a 2005 Stock Option Plan. All options granted under the 2006 and 2005 Stock Option Plans have been granted with exercise prices at or above the market price on the day of the grant. There are 10,000,000 shares reserved under the 2005 Stock Option Plan and 5,000,000 shares reserved under the 2006 Option Plan. Stock-based employee compensation cost is recognized as a component of selling, customer support and general and administrative expense in the audited Condensed Consolidated Statement of Operations. The Company values all share-based payments to employees at fair value on the date of grant and expenses this value over the applicable vesting period, net of estimated forfeitures. The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. The Company has historically granted stock-based awards at various times during the year for new employees, promotions and performance achievements. The common terms of the stock options are ten years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is no less than the market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under that transition method, employee compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123(R).

The fair value of options granted is estimated using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model include (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility.

The following assumptions were used in estimating the fair value of our options granted:

	2007	2006

Risk-free interest rate	4.7% - 5.31%	4.58% - 4.88%
Weighted average expected life (years)	5.86	5.80
Expected volatility	60%	60% - 125%
Expected dividends	-	-

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

In addition, SFAS 123(R) requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures is adjusted over the requisite service period should the actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment in the period of the change, which impacts the amount of unamortized compensation expense to be recognized in future periods.

		Weighted	Weighted
		Average	Average
		Exercise Price	Remaining	Aggregate	Aggregate
		per Share	Contractual	Fair	Intrinsic
	Shares	2006	Term (1)	Value	Value (2)

Outstanding January 1, 2007	12,152,347	$0.91	9.3	$9,018,694	$4,965,861
Granted	2,163,000	1.19	9.5	1,546,916
Exercised (3)	(3,513,355)	0.08		(281,068)
Forfeited or expired	(1,086,740)	1.44		(1,084,954)
Outstanding December 31, 2007	9,715,252	$1.21	8.6	$9,199,588	$644,772

Exercisable December 31, 2007	6,101,315	$1.15	8.2	$6,272,576	$644,772

(1)	Remaining contractual term is presented in years.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2007, for those awards that have an  exercise price currently below the closing price as of December 31, 2007. Awards with an exercise price above the closing price as of December 31, 2007 are considered to have no intrinsic value.

(3)
The aggregate intrinsic value for exercised stock was $4,738,318 and $0 for the years ended December 31, 2007 and 2006. No cash was received for the stock options exercised in the year ended December 31, 2007.

During the year ended December 31, 2007, stock-based employee compensation expense related to employee stock options was $1,263,372 compared to $657,715 of stock-based employee compensation expense during the year ended December 31, 2006. As of December 31, 2007, $1,333,463 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of 2.0 years.

A summary of the status of the Company's nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2007	3,157,489	$0.91
Granted	2,163,000	0.72
Vested	(892,385)	0.94
Forfeited	(814,167)	0.82
Nonvested stock options at December 31, 2007	3,613,937	$0.81

15. EMPLOYEE BENEFIT PLAN

During the year ended December 31, 2007, the Company began a 401(k) profit sharing plan (“Plan”) allowing substantially all full and part-time employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of the Company’s board of directors, and are subject to certain limitations. For the year ended December 31, 2007, the Company made no contributions to the Plan.

16. STATEMENT OF CASH FLOWS

Non-Cash Investing and Financing Activities

The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:

During the years ended December 31, 2007 and 2006, the Company issued warrants in relation to debt financing in the amounts of $2,099,966 and $938,052 respectively.

During the years ended December 31, 2007 and 2006, the Company issued stock for services in the amounts of $1,543,921 and $657,175 respectively.

During the years ended December 31, 2007 and 2006, the Company issued warrants related to an asset acquisition of $81,916 and $0 respectively.

During the year ended December 31, 2007 and 2006, the Company refinanced a note payable obligation in the amount of $4,056,600 and $0 respectively.

During the year ended December 31, 2007 and 2006, the Company rolled interest expense in the amount of $273,726 and $0, respectively, into its revolving line of credit.

During the year ended December 31, 2007 and 2006, the Company recognized dividends paid in common stock in relation to Series C Preferred Stock in the amount of $3,720,938 and $0 respectively.

During the years ended December 31, 2007 and 2006, the Company financed the purchase of software in the amounts of $0 and $419,361 respectively.

During the year ended December 31, 2007 and 2006, the Company financed the purchase of licenses in the amounts of $0 and $1,200,000 respectively.

17. CONCENTRATIONS

International Revenue

International revenues were $6,471,653 or 25.7% of total revenues for the year ended December 31, 2007 and $5,653,507 or 26.2% for the year ended December 31, 2006, and were derived primarily from customers in Europe and Asia. Of total international revenues as of December 31, 2007 and 2006, approximately $6,396,465 or 25.4% and $5,524,605 or 25.6%, respectively, of total revenues were from Elumina Iberica, the Company’s European distributor. Our distributor agreement with Elumina Iberica was terminated in February 2008 (see Note 19 - Subsequent Event of the Financial Statements filed as part of this Annual Report).  The Company has no international assets. Elumina had account receivable balances of approximately $4,500,000 and $300,000 at December 31, 2007 and 2006, respectively.

Significant Vendor

During 2007 and 2006, we utilized two vendors for substantially all of the manufacturing of our GPS systems. We believe that other vendors are readily available for these services, but have chosen to utilize these vendors based on pricing and services.

Customers

Several of our customers are golf course management companies that have a number of courses under management. Loss of one of these multi-course management company customers may lead to the loss of future golf course customers because of loss of market credibility.

18. INCOME TAXES

At December 31, 2007 and 2006 the benefit (provision) for income taxes differs from the amount estimated by applying the statutory federal income tax rate of 34% to income before benefit (provision) for income taxes, as follows:

	2007	2006
Income tax benefit at "expected" federal corporate rate	$(4,894,000)	$(1,239,000)
Impact of state taxes	(643,000)	$-
Change in valuation allowance	5,412,000	1,398,000
Meals and entertainment difference	50,000	-
Other	75,000	(159,000)
Total	$-	$-

The components of deferred tax assets and liabilities at December 31, 2007 and 2006, consisted of the following (in thousands):

	2007	2006
Deferred tax assets:
Tax loss carryforwards	$5,295,000	$2,063,000
Accrued compensation	775,000	326,000
Depreciation and amortization	129,000	57,000
Reserves and other accruals	377,000	376,000
Allowance for doubtful accounts	2,009,000	242,000
Deferred revenue	64,000	41,000
Total	8,649,000	3,105,000
Less valuation allowance	(8,051,000)	(2,639,000)
Deferred tax assets:	598,000	466,000

Deferred tax liabilities:
Deferred gain	(224,000)	(272,000)
Prepaid expenses	(374,000)	(194,000)
Deferred tax liabilities:	(598,000)	(466,000)

Net deferred tax assets	$-	$-

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

The Company maintains a valuation allowance of approximately $8,052,000 and $2,639,000 at December 31, 2007 and 2006, respectively, against its deferred tax assets. The net change in valuation allowance is due primarily to tax loss carryforwards created in the current year.

The Company has federal and state net operating loss carryforwards of approximately $13,740,000. The federal net operating loss carryforwards begin to expire in 2027. The state net operating loss carryforwards begin to expire in 2012. These net operating losses may also be subject to limitation in future years under section 382 of the Internal Revenue Code. A determination as to this limitation, if any, will be made at a future date as the net operating losses are utilized.

19. SALES AND MARKETING AND FINANCING AGREEMENTS

E-Z-Go Sales and Marketing Agreement  —  In August 2000, ProLink, Inc. entered into a sales and marketing agreement with E-Z-Go. As part of the agreement, E-Z-Go arranged for system sales to a financing company which then leased the systems to golf courses. ProLink, Inc. and subsequently ProLink Holding Corp., received its cost plus a standard markup, with the remaining profit split between ProLink and E-Z-Go. ProLink also receives 50% of the Pay-for-Play revenue generated from the lease, after deductions for finance company debt service, administration fee, and maintenance. We receive 70% of the administration fee and E-Z-Go receives 30% of the fee. We provide maintenance and service for these courses and receive compensation for these services. The E-Z-Go agreement expired in 2005.

Purchase of Assets from E-Z-GO  — On June 1, 2005, ProLink purchased certain assets from E-Z-Go, a division of Textron, Inc. in exchange for cash and notes. ProLink purchased 2,945 ProLink video display units and roofs, 900 ProLink computer units, the assignment of 24 golf lease contracts in default at the time of the transaction and E-Z-Go's residual interest in all systems that were leased under leases that matured prior to the date of the agreement or were in default as of March 25, 2005 and E-Z-Go's residual interest in all systems that are leased under leases that mature without default in the future. The asset purchase was allocated $416,160 to inventory, $153,000 to service inventory, $1,889,571 to residual interests in leased GPS systems installed at golf courses and $1,143,723 to satisfy an obligation of ProLink, Inc., a predecessor company.

Under the terms of the agreement, ProLink agreed to pay to E-Z-Go $200,000 at the closing, $50,000 within 60 days of the closing, and thereafter, 36 consecutive monthly payments of $65,833.33 beginning on June 15, 2005 and continuing on the 15th of each month thereafter. We paid the remaining amounts due under this agreement in June 2006 and received a prepayment discount of $929,577 in accordance with the terms of the agreement.

Financing Agreement  — The Company and E-Z-Go were parties to a financing arrangement with an independent third party, NC Golf (NCG), a division of National City Bank. This agreement expired as of December 31, 2005. Under the agreement, NCG obtained the right of first refusal to finance new sales. Prior to expiration, all NCG Pay-for-Play leases were placed in a pool. ProLink provided NCG a limited guarantee of the performance of the Pay-for-Play leases in the portfolio (The Limited Guarantee). The Limited Guarantee is reduced in future years if certain performance conditions are met and we have deferred revenues in an amount equal to the maximum amount due under the Limited Guarantee.

We and E-Z-Go have also agreed to remarket, on a best efforts basis, any course assets that do not meet minimum performance criteria. We will be compensated for any remarketing activity.

During the term of the lease, all Pay-for-Play revenue after payment of "debt service'' and a monthly processing fee of $7,500 is deposited into an escrow account. "Debt Service'' is defined as the amount needed to amortize to zero PFG's purchase costs plus a rate of return, over the life of the lease. Funds will be released from escrow when the minimum reserve amount (less amounts paid by E-Z-Go or us) is accumulated in the escrow account. After payment of the service and administration cost, any remaining funds will be distributed 90% to us and 10% to NCG. If course assets are sold, any residual amount after payment of debt service (if any is owed) will be distributed under the same formula.

20. SUBSEQUENT EVENTS

Termination of Relationship with Elumina:

On January 18, 2007, we signed a non-binding letter of intent to acquire our largest distributor, Elumina Iberica, S.A., Elumina Iberica UK Limited, GP Ads, S.L. and GP Ads Ltd. (together, the “Elumina Entities” or “Elumina”). On September 14, 2007, we entered into a Definitive Acquisition Agreement (the “Acquisition Agreement”) with Elumina, and the sole shareholders of the Elumina Entities, Kevin Clarke and Mark Smart, subject to certain customary closing conditions.

The Definitive Acquisition Agreement was terminated by ProLink on January 9, 2008, and the distribution agreement with Elumina was terminated on February 1, 2008, as a result of multiple breaches including non-payment. We have started to actively pursue a replacement distributor for Elumina.

On February 9, 2008, we commenced litigation against Elumina seeking damages for non-payment of approximately $4,500,000 in trade receivables.

As a result of the termination of our relationship with Elumina, we have reserved approximately $4,500,000 against our unpaid receivables in our 2007 results.

Management Changes:

The Chief Financial Officer and General Counsel position became vacant in 2008. We are actively pursuing replacements for these positions.

Laurus Agreement:

On April 10, 2008, we entered into a definitive Amended and Restated Security Agreement (the “Amended Agreement”) with Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., PSource Structured Debt Limited, Calliope Capital Corporation (collectively, the “Lenders”) and LV Administrative Services, Inc., as collateral agent for the Lenders. The Amended Agreement amended and restated in its entirety the Security Agreement we entered into with Calliope Capital Corporation (and subsequently assigned to the other lenders) on August 17, 2007.

The $12,100,000 credit facility made available under the Amended Agreement (the “Credit Facility”), which increased the facility under the original agreement by an aggregate amount of $3,100,000, consists of an (i) amended and restated secured revolving note issued to Calliope Capital Corporation, which increased the principal amount from loaned thereunder $5,000,000 to $6,000,000 (the “Revolver”) (ii) and a term loan (the “Term Loan”), consisting of amended and restated secured convertible term notes issued to each of Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited, in the principal amounts of $1,465,325.27, $2,298,374.73 and $2,336,300.00 respectively (collectively, the “Term Notes”), which increased the aggregate principal amount loaned thereunder from $4,000,000 to $6,100,000. The Revolver matures on August 31, 2010, and the Term Loan matures on August 31, 2012 and requires amortization of its principal balance in 60 equal monthly payments beginning on October 1, 2008 subject to acceleration upon the occurrence of an event or default. On and after August 17, 2008, the holder has the right to convert any portion of the outstanding amount of principal due under the Term Loan into shares of our common stock, at a fixed conversion price per share of (a) $1.35 with respect to the first $2,100,000 of the principal amount; (b) $1.40 with respect to the next $1,333,334 of the principal amount; (c) $1.50 with respect to the next $1,333,334 of the principal amount; and (d) $1.67 with respect to the remaining $1,333,332 of the principal amount. Pursuant to and in connection with the Amended Agreement, we granted to the Lenders a security interest in our assets, property and intellectual property, and pledged to the Lenders the Company’s ownership interest in ProLink Solutions.

The borrowings under the Revolver and the Term Loan will bear interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus 2.5%, subject to a floor of 9% and a cap of 13%. Upon an event of default under the loan, we are obligated to pay additional interest on the outstanding principal balance in an amount equal to 2% per month until the default is cured. The Agreement requires us to meet certain financial tests, including, on the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2009: a consolidated EBITDA for the prior four fiscal quarters of not less than $5,000,000; a consolidated leverage ratio not greater than 4.0 to 1.0; and a consolidated fixed charge coverage ratio for the prior four (4) fiscal quarters of not less than 1.0 to 1.0.

In connection with the Credit Facility, we are required to pay an additional interest calculated at 2% of gross revenues (not including third party payments) payable in cash monthly on the 15th of each month for a period no less than 10 years, the first payment of which is due by October 15, 2008. We have the option to prepay this additional interest obligation, and have the option of paying 20% of such monthly amount in shares of our common stock so long as the number of such shares does not exceed 25% of the average number of shares of our common stock traded per day for the 20 consecutive trading days prior to such payment date. The number of shares will be determined using the average closing trading price for the 20 consecutive trading days prior to such payment made. Notwithstanding the results of the preceding calculation, we have the option to pay at least ten percent of such monthly amounts in shares of our common stock.

In connection with and subject to the closing of the Credit Facility, and pursuant to a proposal letter, we issued to Laurus Master Fund, Ltd., in favor of the Lenders, an aggregate of 1,000,000 shares of our common stock, which will be subject to a lock-up period until September 30, 2008, during which time such shares cannot be sold or otherwise transferred without our prior written consent. Additionally, for the period from October 1, 2008 until March 31, 2009, any dispositions made by Laurus Master Fund, Ltd. and the Lenders will be subject to the volume limitations under Rule 144 of the Securities Act of 1933, as amended.

In connection with the Credit Facility, we entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with the Lenders, which amended and restated in its entirety the Registration Rights Agreement we entered into on August 17, 2007 Calliope Capital Corporation. Pursuant to the Registration Rights Agreement, we will file a registration statement registering for resale the shares issued to Laurus Master Fund, Ltd., shares of common stock issuable upon conversion of the Term Notes and shares of common stock issuable upon exercise of the warrants issued pursuant to the original agreement, and use commercially reasonable efforts to cause such registration statement to become effective as soon as possible after filing an no later than September 27, 2008. In the event that the registration statement is not filed or declared effective when due, or if the Registration Agreement ceases to be effective during the required period in the Registration Rights Agreement for more than 20 consecutive trading days or for a period of 30 trading days in the aggregate per year, or if our common stock is not listed or quoted or is suspended from trading on any trading market for a period of three consecutive trading days without cure within 30 days of notice thereof, then in addition to any rights available to the Lenders under the Registration Rights Agreement or applicable laws, we are required to pay to each Lender an amount in cash equal to 1% of the aggregate original principal amount of the Term Loan, calculated on a daily basis for each 30-day period until such event it is cured.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that our internal controls and disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-KSB to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities. As indicated in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, we had received a large number of potential adjusting journal entries during the 2006 audit which led us to conclude that we had a material weakness in our internal control structure and disclosure controls as of the end of the period covered by such Annual Report on Form 10-KSB and on Form 10-QSB as of March 31, 2007, and such internal controls and disclosure controls were not effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities as of the end of both periods. As a result of the actions described below, no such material weaknesses were noted in the quarters ended September 30, 2007 or December 31, 2007. We did incur some additional cost associated with the remediation of our internal controls or disclosure controls. We continue to strengthen our internal controls as we maintain compliance with Sarbanes-Oxley.

Management’s Annual Report on Internal Control Over Financial Reporting and Changes in Internal Controls.

Our management is responsible for establishing and maintaining an effective internal control over financial reporting as this term is defined under Rule 13a-15(f) of the Exchange Act and has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, the period covered by this Annual Report on Form 10-KSB, as discussed above. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on these criteria and our assessment, we have determined that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, there were changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our current fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which involved the hiring of additional staff to remediate our material weakness. During our current fiscal year, we have replaced many of our accounting personnel with experienced and qualified accountants, including Certified Public Accountants, to help remediate our weakness related to our disclosure controls and procedures. In January 2008, the CFO left our Company. Our CEO, Lawrence Bain, has assumed the role of acting CFO. Danny Lam, our President, who served as CFO for 10 years for two Fortune 500 organizations, is actively supporting our CEO in the CFO role. As a result of such changes in our staff, we believe our material weakness related to our disclosure controls and procedures has been eliminated and our internal controls will continue to strengthen as we maintain compliance with Sarbanes-Oxley.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

 The information required by this item and included under the captions “Meetings of the Board and Its Committees”, “Information Concerning Directors and Executive Officers” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” can be found in our definitive Proxy Statement relating to our Annual Meeting of Stockholders to be held on July 21, 2008 (our “Proxy Statement”) and is incorporated herein by reference.

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

Item 13. Exhibits

(a) Financial Statements and Schedules

The Consolidated Financial Statements of ProLink Holdings Corp. and subsidiary and the Report of Independent Registered Public Accounting Firm are filed herein beginning on page F-1 as set forth under Item 7 of this report.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 15th day of April, 2008.

PROLINK HOLDINGS CORP.

By	/s/ Lawrence D. Bain

Lawrence D. Bain
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven D. Fisher	Chairman of the Board	April 15, 2008
Steven D. Fisher /s/ Lawrence D. Bain	Chief Executive Officer, Chief Financial Officer and Director	April 15, 2008
Lawrence D. Bain
/s/ Jay Wolf	Director	April 15, 2008
Jay Wolf /s/ David Chazen	Director	April 15, 2008
David Chazen /s/ Barry I. Regenstein	Director	April 15, 2008
Barry I. Regenstein /s/ William D. Fugazy, Jr.	Director	April 15, 2008
William D. Fugazy, Jr.
/s/ M.G. Orender	Director	April 15, 2008
M.G. Orender

INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation of Amalgamated Technologies Inc., filed with the Secretary of State of the State of Delaware on March 7, 1996. (1)
3.2	Certificate of Ownership and Merger as filed with the Secretary of State of the State of Delaware on January 20, 2006 and effective as of 12:01 a.m. on January 23, 2006. (2)
3.3	Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock, filed with the Secretary of State of Delaware on December 29, 2006. (3)
3.4	Certificate of Amendment to the Designation, Preferences and Rights of Series C Convertible Preferred Stock, filed with the Secretary of State of Delaware on January 3, 2007. (3)
3.5	By-laws of ProLink Holdings Corp. (4)
3.6	Amendment to By-laws of ProLink Holdings Corp. (5)
4.1	Speciman Common Stock certificate. (4)
4.2	Form of Warrant to Purchase Common Stock of the Company. (6)
4.3	Form of Warrant to Purchase Common Stock of the Company. (7)
4.4	Form of Warrant to Purchase Common Stock of the Company. (3)
4.5	Form of Warrant to Purchase Common Stock of the Company. (8)
4.6	Form of Warrant to Purchase Common Stock of the Company. +
10.1	Settlement Agreement, dated October 26, 2006, 2006, by and among GPS Industries, Inc., ProLink Solutions LLC, Elumina Iberica S.A. and Elumina Iberica Limited. (9)
10.2	Waiver Agreement with Comerica Bank, dated August 11, 2006. (10)
10.3	Loan and Security Agreement with Comerica Bank dated June 30, 2006. (10)
10.4	Loan and Security Agreement by and among Comerica Bank, ProLink Holdings Corp. and ProLink Solutions LLC, dated October 23, 2006. (8)
10.5	Securities Purchase Agreement dated as of October 10, 2006. (6)
10.6	Security Agreement, dated as of February 23, 2006, by ProLink Solutions, LLC issued to David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust. (11)
10.7	Purchase and Sale Agreement between Signal Systems Associates LLC, the entities described in Exhibit A attached thereto and ProLink Solutions, LLC. (11)
10.8	Promissory Note dated June 30, 2006. (10)
10.9	Term Note, issued by ProLink Holdings Corp. and ProLink Solutions LLC, dated October 23, 2006. (12)
10.10	Revolving Promissory Note, issued by ProLink Holdings Corp. and ProLink Solutions LLC, dated October 23, 2006. (12)
10.11	Revolving Promissory Note, issued by ProLink Solutions LLC in favor of FOC Financial Limited Partnership, dated September 18, 2006. (13)
10.12	Revolving Promissory Note, in the Maximum Principal Amount of $1,000,000, made by ProLink Solutions, LLC in favor of FOC Financial Limited Partnership, dated May 6, 2005. (14)
10.13	Commercial Promissory Note, dated February 23, 2006, by ProLink Solutions, LLC issued to David S. Band and Stanley B. Kane, as co-trustees of the Putters Loan Trust. (13)
10.14	Letter Factoring Agreement between ProLink Solutions, LLC and FOC Financial L.P., dated September 18, 2006. (14)
10.15	Letter Agreement, by and between ProLink Solutions, LLC and FOC Financial Limited Partnership, dated May 6, 2005, Regarding $1,000,000 Revolving Line of Credit. (14)
10.16	Second Amended and Restated Exclusive Licensing and Distribution Agreement with Elumina Iberica, S.A., dated April 9, 2007. (15)
10.17	License Agreement, by and between ProLink/ParView, LLC and Optimal Golf Solutions, Inc., dated January 22, 2004. (14)

10.18	Intellectual Property Security Agreement, between ProLink Solutions LLC and Comerica Bank, dated June 30, 2006. (10)
10.19	Subscription Agreement between the Company and Investors, dated March 31, 2006. (16)
10.20	Subscription Agreement between the Company and Purchasers, dated as of March 15, 2005. (17)
10.21	Subscription Agreement between Amalgamated Technologies and Investors, dated January 13, 2006. (18)
10.22	Subscription Agreement, dated as of December 30, 2005 between Amalgamated Technologies, Inc. and Investors. (19)
10.23	Contribution Agreement between Amalgamated Technologies, Inc. and ProLink Solutions, LLC, dated December 23, 2005. (14)
10.24	Severance Agreement and Consulting Agreement with Charles Sherman, dated September 18, 2006. (13)
10.25	Compensation Agreement with Michael S. Browne, CPA (CFO) dated July 18, 2006.* (20)
10.26	Consulting Agreement with Mr. Andrew L. Wing, the Company’s director, dated July 10, 2006.* (5)
10.27	Offer Letter of Employment by ProLink Solutions, LLC, to Danny Lam, dated August 22, 2005.* (14)
10.28	Offer Letter of Employment by ProLink Solutions, LLC, to Dave Gomez, dated September 6, 2005.* (14)
10.29	Amalgamated Technologies, Inc. 2005 Employee, Director and Consultant Stock Plan.* (14)(21)
10.30	Form of Amalgamated Technologies, Inc. Non-Qualified Stock Option Agreement.* (14)
10.31	Securities Purchase Agreement dated as of December 31, 2006. (3)
10.32	Securities Purchase Agreement dated as of January 23, 2007. (8)
10.33	Registration Rights Agreement dated as of January 8, 2007. (3)
10.40	Registration Rights Agreement dated as of January 23, 2007. (8)
10.41	ProLink Holdings Corp. 2006 Employee, Director and Consultant Stock Plan. (22)
10.42	Nonqualified Stock Option Agreement. (22)
10.43	First Modification to Loan and Security Agreement, by and including ProLink Holding Corp., ProLink Solutions LLC and Comerica Bank, dated May 24, 2007. (23)
10.44	Media Representation Agreement, between ABC National Television Sales, Inc. and ProLink Solutions, LLC, dated September 24, 2007. (24)
10.45	Amended and Restated Letter Factoring Agreement between ProLink Solutions, LLC and FOC Financial L.P., dated June 22, 2007. (25)
10.46	Amended and Restated Revolving Promissory Note between ProLink Solutions, LLC and FOC Financial L.P., dated June 22, 2007. (25)
10.47	Letter Factoring Agreement between ProLink Solutions, LLC and Robeco WPG Event-Driven Multi-Strategy Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007. (25)
10.48	Letter Factoring Agreement between ProLink Solutions, LLC and Robeco WPG Distressed/Special Situations Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007. (25)
10.49	Revolving Promissory Note between ProLink Solutions, LLC and Robeco WPG Event-Driven Multi-Strategy Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007. (25)
10.50	Revolving Promissory Note between ProLink Solutions, LLC and Robeco WPG Distressed/Special Situations Overseas, L.P., c/o Robeco Investment Management, Inc., dated July 5, 2007. (25)
10.51	Security Agreement, by and among Calliope Capital Corporation, the Company and each of the subsidiaries of the Company listed therein, dated August 17, 2007. +
10.52	Intellectual Property Security Agreement, by and among the Company, ProLink Solutions LLC and Calliope Capital Corporation, dated August 17, 2007. +
10.53	Membership Interest Pledge Agreement, by and between the Company and Calliope Capital Corporation, dated August 17, 2007. +

10.54	Registration Rights Agreement, by and between the Company and Calliope Capital Corporation, dated August 17, 2007. +
10.55	Secured Convertible Term Note, issued by the Company in favor of Calliope Capital Corporation, dated August 17, 2007. +
10.56	Secured Revolving Note, issued by the Company in favor of Calliope Capital Corporation, dated August 17, 2007. +
16.1	Letter from Most & Company LLP, dated March 15, 2006. (6)
21.1	Subsidiaries of the Registrant. (6)
23.1	Consent of Semple, Marchal & Cooper., independent auditors. +
24.1	Power of Attorney (See “Power of Attorney” on signature page). +
31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. +
31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. +
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002. +

*	Denotes a management contract or compensatory plan or arrangement.
+	Filed herewith

(1) Previously filed as an exhibit to the Company’s 10SB12G filed with the Securities and Exchange Commission October 30, 1998, which exhibit is hereby incorporated herein by reference.

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

(4) Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 6, 2007, which exhibit is hereby incorporated by reference.

(5) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006, which exhibit is hereby incorporated herein by reference.

(6) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2006, which exhibit is hereby incorporated herein by reference.

(7) Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006, which exhibit is hereby incorporated herein by reference.

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

(14) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2006, which exhibit is hereby incorporated herein by reference.

(15) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, which exhibit is hereby incorporated herein by reference.

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

(20) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2006, which exhibit is hereby incorporated herein by reference.

(21) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2006, which exhibit is hereby incorporated herein by reference.

(22) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2006, which exhibit is hereby incorporated by reference.

(23) Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 15, 2006, which exhibit is hereby incorporated by reference.

(24) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007, which exhibit is hereby incorporated herein by reference.

(25) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2007, which exhibit is hereby incorporated herein by reference.

(26) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007, which exhibit is hereby incorporated herein by reference.