Form 10KSB/A
period 2007-12-31
ProLink Holdings Corp.
filed 2008-04-29
CIK 1072816

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

Common stock, par value $0.0001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common stock was sold on April 28, 2008, was $27,837,721.

The number of outstanding shares of the issuer’s common stock on April 28, 2008 was 48,838,107.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROLINK HOLDINGS CORP.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 is being filed in order to include the information required under Items 9, 10, 11, 12 and 14 of Part III hereof and contains only those Items. For the full document, please refer to the Form 10-KSB previously filed on April 15, 2008 in addition to this Form 10-KSB/A.

PROLINK HOLDINGS CORP.

AMENDMENT TO ANNUAL REPORT ON FORM 10-KSB
Year Ended December 31, 2007

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Director Independence; Compliance with Section 16(a) of the Exchange Act

The Board of Directors

Set forth below are the names of our directors, their ages, their offices in ProLink Holdings Corp., if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships, if any.

Name	Age	Position

Steven D. Fisher	59	Chairman & Director
William D. Fugazy, Jr.	56	Vice Chairman - Corporate Development & Director
Lawrence D. Bain	57	Chief Executive Officer, Chief Financial Officer & Director
David Chazen	40	Director
M.G. Orender	51	Director
Barry I. Regenstein	50	Director
Jay Wolf	34	Director

Steven D. Fisher was appointed to our Board of Directors in connection with the acquisition of ProLink, our predecessor, on December 23, 2005. He is currently the Chairman of our Board of Directors. He had previously served as a director and Chairman of the Board of Directors at ProLink from April 2005 until the acquisition. Mr. Fisher’s background is from the aerospace industry. He joined Space Data Corporation, a private Military missile and space contractor in 1972 after graduation with an Aerospace Engineering degree from the University of Oklahoma. Mr. Fisher became Space Data’s president in 1975 and later, through a leveraged buyout, became its owner in 1985. Mr. Fisher grew Space Data from a $5 million dollar per year revenue, 50 man company in 1985 to a 300 man, $50 million dollar per year revenue company in 1988 when he merged the company with Orbital Sciences Corporation. By 1991, the Space Data Division of Orbital had grown under Mr. Fisher’s leadership, to a 600 man, $90 million in revenue division of Orbital Sciences when the company conducted its initial public offering. Mr. Fisher continued to serve as Vice President for the Space Data Division and member of the board of directors of Orbital Sciences until his retirement in 1991. Mr. Fisher has been and continues to be an entrepreneur and owner of a number of and variety of small businesses including real estate development, printed circuit manufacturing, specialty metal roofing, farming, energy conservation systems, and GPS commercial applications over the past 15 years since his retirement from Orbital Sciences. Mr. Fisher also has served on the Board of Directors of Chandler Community Hospital, the Chandler Education Foundation, the University of Oklahoma’s Engineering College Board of Visitors, the Greater Phoenix Economic Development Counsel, and was a member of the Board of Directors of ProLink, Inc. since its inception and Chairman since 1998, a GPS golf company predecessor to ProLink Solutions.

William D. Fugazy, Jr. was appointed to our Board of Directors in connection with the acquisition of ProLink, our predecessor, on December 23, 2005. He had previously served as a director and Chairman of our Board of Directors from January 2004 until the acquisition and Chairman of the Board of Directors of ProLink from January 2004 until April 2005. Mr. Fugazy is a principal of CRC Group, Inc., which is a financial advisory and real estate services firm. Mr. Fugazy previously served as Executive Vice-President of FiberNet Telecom, Inc. Mr. Fugazy is a former Chief Executive Officer of Summit Aviation Corporation, an executive aviation firm, and was former Regional President of Koll Real Estate Services, a company that provided real estate services throughout the United States and internationally. Prior to joining Koll, Mr. Fugazy was President of Tishman Management and Leasing Services Corporation, a national real estate services company that was sold to Koll in 1992. Prior to joining Tishman, Mr. Fugazy was Executive Vice President of Muller and Company,

Inc., a national investment banking and securities brokerage operation. Mr. Fugazy was also a partner of the Beacon Hotel and Resort Corporation. Mr. Fugazy served on the Board of Directors of MTR Gaming Group, Inc. which owns and operates casinos in West Virginia and Las Vegas. Mr. Fugazy also served on the Audit Committee of MTR. Mr. Fugazy holds a B.S. Degree from Fordham University in New York.

Lawrence D. Bain has served as our Chief Executive Officer and a director since the acquisition of ProLink, our predecessor, on December 23, 2005. He had been the President of ProLink from January 2004 until June 2007. Before joining ProLink, Mr. Bain was President and CEO of True North Advisors, LLC, a business advisory and consulting company. Prior to True North, he was a Managing Director of Stifel, Nicolaus & Company’s Corporate Finance Group. Prior to joining Stifel, Mr. Bain was a Managing Director at EVEREN Securities. He was previously a Managing Director at Dean Witter Morgan Stanley and EF Hutton & Company. Mr. Bain is a graduate of Ohio State University, earning a B.S. degree in 1972. He has completed a Securities Industry Association Executive Program and is a Certified Investment Management Consultant by the Institute of Investment Management Consultants.

 David Chazen has been a member of our Board of Directors since August 9, 2007. Mr. Chazen is Managing Director of Chazen Capital Partners, a private investment partnership founded in 1997. Chazen Capital provides equity capital and management support to consumer oriented companies. Mr. Chazen is also President of Win Stuff Corporation, the largest specialized operator of entertainment skill crane vending machines in the U.S. Mr. Chazen also serves as the president of Good Stuff Toys, (now a division of Win Stuff), the largest manufacturer of licensed toys for the amusement park industry. Mr. Chazen serves as the Managing Director of HQ Enterprises, a provider of stored value gift cards for many of the largest shopping mall companies in the U.S. Mr. Chazen began his career as an associate at Goldman Sachs in New York. Mr. Chazen serves as director of the St. Johns Companies, the Chazen Institute of International Business at Columbia University, the Society of Fellows at the Aspen Institute, the Board of Natan, and is on the Board of Jazz Aspen. Mr. Chazen received his B.S. degree from the Wharton School at the University of Pennsylvania in 1982, and his MBA from Columbia Business School in 1986.

M.G. Orender has been a member of our Board of Directors since January 23, 2008. Mr. Orender is President of Hampton Golf Inc., a collection of the Southeast’s public, private and semi-private courses. He is also founder and president of Granite Golf, a management powerhouse overseeing nearly 30 properties in 11 states. Mr. Orender is a past President of the PGA of America and a PGA Golf Professional Hall of Fame inductee. Mr. Orender served as President of the PGA of America in 2003 and Honorary President through 2006, after working as Vice President and Secretary. He began his golf career in 1974 in the pro shop of Diamond Hill Golf Club and combining his passion for golf with superior management and financial abilities, he became General Partner in 1989. Mr. Orender ranks among the golf industry’s most respected members due to his community involvement, vision, business acumen, course development and management skills.

 Barry I. Regenstein has been a member of our Board of Directors since December 13, 2005. Mr. Regenstein is the President and Chief Financial Officer of Command Security Corporation. Trinad Capital Master Fund is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad. Mr. Regenstein has over 25 years of experience with 21 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the Corporation’s Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein currently sits on the boards of U.S. Wireless Data Inc. (OTC:USWI), Mandalay Media, Inc. (OTC: MNDL) and The Transit Alliance and GTJ, a privately owned group of companies. Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

Jay Wolf has been a member of our Board of Directors since 2004 and was our Secretary until the acquisition of ProLink, our predecessor. Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf’s investment experience includes: senior and subordinated debt, private equity (including leveraged transactions), mergers & acquisitions and public equity investments. Mr. Wolf is the co-founder of Trinad Capital, L.P., a hedge fund dedicated to investing in micro-cap companies. Prior to founding Trinad, Mr. Wolf served as the Executive Vice President of Corporate Development for Wolf Group Integrated Communications Ltd. where he was responsible for the company’s acquisition program. Prior to Trinad, he worked at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank in the senior debt department. Subsequently, he worked for Trillium Growth, the firm’s venture capital Fund. Mr. Wolf currently sits on the board of Shells Seafood Restaurants (OTC:SHLLS), Mandalay Media, Inc. (OTC: MNDL), U.S. Wireless Data Inc. (OTC:USWI) and Asianada, Inc. (OTC: ASND). Mr. Wolf received a Bachelor of Arts degree from Dalhousie University.

Independence. Mr. Regenstein and Mr. Orender satisfy the current independence standards promulgated by the Securities and Exchange Commission. None of the remaining members of our board of directors are independent.

Audit Committee. Our Audit Committee currently has three members, Steven D. Fisher (Chairman), Barry I. Regenstein and Jay Wolf. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. Mr. Regenstein satisfies the current independence standards promulgated by the Securities and Exchange Commission. We have added M.G. Orender to the Board of Directors and will be nominating new Audit Committee members at our next meeting that will occur May 8, 2008. The Board has determined that Mr. Regenstein is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 401 of Regulation S-B.

Nominating Committee. We are not a listed company and there is no legal requirement that we have a nominating committee. We do not have a formal policy in regard to nominations, but the board of directors would consider any person as a nominee whose name is submitted in writing at its corporate address at least 120 days before a meeting at which directors are to be elected.

Compensation Committee. We have a Compensation Committee consisting of Messrs. Fisher and Wolf. We will be nominating new Compensation Committee members at our next meeting that will occur May 8, 2008. We do not have a written charter for the Compensation Committee. We also do not have a standard or individual compensation package for any of our directors or for our director-nominees.

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors.

Name	Age	Position
Danny Lam	47	President
Andrew Batkin	56	Chief Executive Officer, ProLink Media
L. Gerard Johnson	50	Senior Vice President of Operations

Danny Lam was appointed as President of ProLink Holdings Corp. on June 1, 2007. Mr. Lam joined ProLink in September 2005 and was named President of ProLink Capital (ProLink’s trade name for it’s equipment financing activities) in December 2005. Mr. Lam has nearly thirty years of experience in the commercial lending industry. Mr. Lam’s past experience includes President and Chief Executive Officer of Bell Atlantic Capital Corporation, the multi billion dollar financial services subsidiary of Bell Atlantic (Verizon); Senior Vice President of AT&T Small Business Lending Corp., one of the nations largest small business lenders, and President and General Manager of American Express Business Finance Corporation, a subsidiary of American Express Corporation that provided commercial working capital and term loans. Mr. Lam received a Bachelor of Arts degree from Pace University.

Andrew Batkin was appointed CEO of ProLink Media in June of 2007. Mr. Batkin has more than 25 years of experience and comes to us from Innovative Media Solutions, LLC, where he was CEO and the creator of the People vs. the Pros golf event, which was added to the PGA TOUR’s 2007 Challenge Event schedule, and the Trump Million Dollar Invitational. Prior to starting Innovative Media Solutions, Batkin founded Interactive Marketing, Inc. (IMI). In 1995, IMI became the Interactive Marketing Agency of Record for Yahoo, developing the branding and media plan to build the young company into an Internet powerhouse with a multi-billion dollar valuation. Batkin performed similar work for companies such as NBC, Netscape, Lycos and 24/7 Media, and created SuperBowl.com for the NFL. In 1983, Batkin helped found the interactive media industry, creating integrated marketing and promotional campaigns for Fortune 500 and entertainment companies and brands like Anheuser-Busch, BASF, CBS, Pepsi-Cola, Walt Disney, NBC, Nickelodeon and ESPN. He is a graduate of Boston University with a B.S. degree in Public Communications.

L. Gerard Johnson has been our Senior Vice President of Operations since August 17, 2006. Prior to joining us, Mr. Johnson served as Director of Operations. From 2003 - 2006, Mr. Johnson spent three years overseeing a range of departments and guided operations at six plants in the United States, Canada and China while greatly increasing efficiency and reducing costs through Six Sigma data-management practices. Six Sigma is a statistics-driven method of assuring quality in any process—from manufacturing to service - and a Black Belt is considered a master of these techniques. From 1999-2003, Mr. Johnson served as Plant Manager for Collins & Aikman, a $240 million automotive industry supplier. His accomplishments included a 95% reduction in reported defects and a 91% improvement in employee safety. Mr. Johnson’s prior experience also includes stints as Business Team Manager and Senior Production Supervisor for TRW as well as Team Manager for Raychem Corporation. He is a graduate of North Carolina A & T with a Bachelor of Science degree in Industrial Technology.

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except that three reports, covering three transactions, were filed late by Robert Ellin, Trinad Capital Master Fund, Ltd. and Steven Fisher.

An Annual Statement of Beneficial Ownership on Form 5 is not required to be filed if there are no previously unreported transactions or holdings to report. Nevertheless, we are required to disclose the names of directors, officers and 10% shareholders who did not file a Form 5 unless we have obtained a written statement that no filing is required. As of the date of this report, we have received written statements from all of our directors and officers that no Form 5 filings were required.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the code of conduct and ethics is posted on our website at www.goprolink.com and is filed as an exhibit to Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Item 10.Executive Compensation

Summary Compensation Table

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2007 and December 31, 2006 to (1) our Chief Executive Officer and (2) our two most highly compensated executive officers, other than our Chief Executive Officer, who earned more than $100,000 during the fiscal year ended December 31, 2007. The table includes additional executives who would have been among the two most highly compensated executive officers, other than our Chief Executive Officer, except for the fact that they were not serving as executive officers of the Company as of the end of December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (7)	Non-Equity Incentive Plan Compensation Earnings ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lawrence D. Bain(1), Chief Executive Officer	2007	341,923	175,000	—	—	—	—	516,923
	2006	325,000	146,000	—	—	—	—	471,000
Danny Lam(2), President	2007	210,000	125,000	299,057	—	—	—	634,057
	2006	150,000	50,000	329,850	—	—	—	529,950
Andrew Batkin(3), Chief Executive Officer - ProLink Media	2007	105,808	—	223,583	—	—	—	329,391
	2006	—	—	—	—	—	—	—
Michael S. Browne(4), Former Chief Financial Officer	2007	208,462	50,000	207,635	—	—	—	466,097
	2006	78,923		135,357	—	—	—	214,460
David M. Gomez(5), Former Vice President, General Counsel & Secretary	2007	145,923	20,000		—	—	—	165,923
	2006	130,385	34,504		—	—	—	164,889
L. Gerard Johnson(6), Senior Vice President of Operation	2007	146,923	25,000	28,320	—	—	—	200,143
	2006	46,000	—	10,522	—	—	—	56,522

(1)
Mr. Bain was named Chief Executive Officer in connection with the acquisition of ProLink, our predecessor. Mr. Bain served in the same capacity with ProLink since January 1, 2005. For fiscal 2006, Mr. Bain’s annualized salary was $325,000 and for fiscal 2007 his annualized salary was $345,000.

(2)
Mr. Lam joined ProLink in September 2005 when he was named President of ProLink Capital (ProLink’s trade name for its equipment financing activities). Mr. Lam’s annualized salary for 2006 was $150,000 and $210,000 for 2007. Total options granted on December 19, 2006 were 1,250,000. 416,667 was exercisable at $1.40 with a date of exercisability of December 19, 2007. Total options granted on December 19, 2006 were 450,000. 450,000 was exercisable at $1.50 with a date of exercisability of December 19, 2006.

(3)
Mr. Batkin was named Chief Executive Officer - ProLink Media in June of 2007. Mr. Batkin’s annualized salary for 2007 was $210,000. Total options granted on June 22, 2007 were 1,000,000. All are unvested and exercisable at December 31, 2007 with an exercise price of $1.21.

(4)
Mr. Browne was named Chief Financial Officer in July of 2006. Mr. Browne’s annualized salary for 2006 was $200,000 and $210,000 in 2007. Mr. Browne had four grants. 179,052 and 93,104 options were granted on July 18, 2006 with an exercise price of $1.42 and an exercise date of January 17, 2007 and January 17, 2008, respectively. The grant of 179,052 is exercisable. 265,000 options were granted on December 3, 2006 with an exercise price of $1.50. 88,333 were exercisable as of December 3, 2007. 500,000 options were granted on June 20, 2007 with an exercise price of $1.25. Zero is exercisable as of December 31, 2007. Total options granted on June 22, 2007 were 1,000,000. 416,667 were exercisable at $1.40 with a date of exercisability of December 19, 2007. Mr. Browne resigned on January 31, 2008.

(5)
Mr. Gomez was named Vice President, General Counsel and Corporate Secretary in connection with the acquisition of ProLink. He served in the same capacity at ProLink since September 2005. Mr. Gomez’s annualized salary for 2006 was $140,000 and $147,000 in 2007. Mr. Gomez resigned on March 5, 2008.

(6)
Mr. L. Gerard Johnson was named Senior Vice President of Operations in August of 2006. Mr. Johnson’s annualized salary for 2006 was $130,000 and $150,000 in 2007. Total options granted on August 17, 2006 were 105,000. 35,000 was exercisable at $1.59 with a date of exercisability of August 17, 2007.

(7)
We valued the options for under guidance provided by FAS 123R purposes utilizing the Black-Scholes method. The assumptions made for utilizing the Black-Scholes method were volatility equal to 60% and a discount rate equal to 4.7%. The same assumptions were used for valuing our options granted pursuant to FAS 123R in our financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table shows stock option awards outstanding on the last day of the fiscal year ended December 31, 2007 for each of the executive officers named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Lawrence D. Bain	1,237,305 (1)	—	—	1.55	12/30/2015
Andrew Batkin	—	—	1,000,000	1.21	07/01/2017
Michael S. Browne	179,052 (1)	—	—	1.42	07/18/2016
	—	—	93,104 (1)	1.42	07/18/2016
	88,333 (1)	—	—	1.50	12/03/2016
	176,667 (1)	—	—	1.50	12/03/2016
	—	—	500,000 (2)	1.25	06/20/2017
Dave M. Gomez	25,000 (1)	—	—	0.08	12/31/2015
	173,731 (1)	—	—	1.55	12/31/2015
L. Gerard Johnson	35,000 (1)	—	—	1.59	08/17/2016
	—	—	70,000 (1)	1.59	08/17/2016
Danny Lam	450,000 (2)	—	—	1.50	12/19/2016
	416,667 (2)	—	—	1.40	12/19/2016
	—	—	833,333 (2)	1.40	12/19/2016

(1)
The options were granted pursuant to our 2005 Employee, Director and Consultant Stock Plan. The options are non-qualified stock options and vest at the discretion of our Board of Directors. The options typically vest over a three-year period. The options have been granted with exercise prices at or above the market price on the day of the grant. There are 10,000,000 shares reserved under the plan. The Company has historically granted stock-based awards at various times during the year for new employees, promotions and performance achievements. The common terms of the stock options are ten years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is no less than the market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms.

(2)
The options were granted pursuant to our 2006 Employee, Director and Consultant Stock Plan. The options are non-qualified stock options and vest at the discretion of our Board of Directors. The options typically vest over a three-year period. The options have been granted with exercise prices at or above the market price on the day of the grant. There are 5,000,000 shares reserved under the plan. The Company has historically granted stock-based awards at various times during the year for new employees, promotions and performance achievements. The common terms of the stock options are ten years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is no less than the market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms.

(3)	For 2006 and 2005, there was no stock outstanding.

Note:
Mr. Batkin’s options were granted under the 2006 Plan which was later approved by the stockholders.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of our directors for our fiscal year ended December 31, 2007:

Name	Fee Earned or Paid in Cash ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Chazen	—	—	—	—	—	—
Steven D. Fisher	—	—	—	—	—	—
William D. Fugazy, Jr.	—	—	—	—	—	—
Barry I. Regenstein	10,000	—	—	—	—	10,000
Andrew Wing	11,000	—	—	—	—	11,000
Jay Wolf	—	—	—	—	—	—

(1)	Directors are paid $2,500 to attend general board meeting in person and $1,000 for compensation committee meetings.
(2)	Aggregate equity awards outstanding for Directors at December 31, 2007 was 3, 975,041.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

We do not currently have any employment agreements or change of control agreements with any of our officers. If any such agreements are entered into, we will make the required public filings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 29, 2008 for (a) the executive officers named in the Summary Compensation Table in Executive Compensation Section, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of any class of our voting stock. Holders of our common stock, par value $0.0001 per share, have the right to vote and are entitled to one vote per share on all matters as to which stockholders may be entitled to vote pursuant to the Delaware General Corporation Law. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 29, 2008 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 48,838,107 shares of common stock outstanding on April 29, 2008.

	Common Shares
Name and Address	Number Beneficially Owned	Percent of Common Shares Outstanding
Steven D. Fisher (1)	8,045,943	16.5%
Robert Ellin (2)	6,885,437	14.1%
Trinad Capital Master Fund, Ltd. (2)	6,885,437	14.1%
Jay Wolf (2)	6,885,437	14.1%
Calliope Capital Corporation(3)	4,567,568	7.3%
Lawrence D. Bain (4)	3,100,246	6.3%
William D. Fugazy, Jr. (5)	1,917,520	3.9%
Danny Lam (6)	937,981	1.9%
Andrew Batkin (7)	500,000	1.0%
Barry I. Regenstein (8)	66,667	*
L. Gerard Johnson (9)	35,000	*
All directors and current executive officers as a group (8 persons) c/o ProLink	21,488,793	44.0%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)
Includes 1,933,913 shares of common stock underlying currently outstanding warrants. The securities indicated are held directly by Mr. Fisher and indirectly through the Fisher Family Trust and Sheryl L. Whiteman Trust, for both of which he serves as a trustee, and Seaside Retreat LLC of which he is the managing member and FOC Financial LP of which he is the General Partner. Mr. Fisher disclaims beneficial ownership of these securities except to the extent of his pecuniary interest. The address for Mr. Fisher is in care of ProLink Holdings Corp., 410 South Benson Ln., Chandler, AZ 85224.

(2)
Consists of 6,642,421 shares of common stock held by Trinad Capital Master Fund, Ltd. and 243,216 shares of common stock underlying currently exercisable warrants. Mr. Ellin is a managing member of Trinad Advisors GP, LLC that is the general partner of a principal stockholder of the Fund and a managing member of Trinad Management, LLC. Mr. Ellin disclaims beneficial ownership of the shares of common stock held by Trinad Capital Master Fund, Ltd, and Trinad Management, LLC, except to the extent of his pecuniary interest. Mr. Wolf is also affiliated with these entities and disclaims beneficial ownership of these securities, except to the extent of his pecuniary interests. The address for each of Mr. Ellin and Mr. Wolf is in care of Trinad Capital Master Fund, Ltd., 2121 Avenue of the Stars, Ste, 1650, Los Angeles, CA 90067.

(3)
Represents 3,567,568 shares of common stock underlying currently exercisable warrants and 1,000,000 shares of common stock issued to Laurus Master Fund Ltd., Calliope Capital Corporation’s parent, on March 27, 2007 in connection with our credit facility. The address for Calliope Capital is 335 Madison Avenue, 10th Floor, New York, New York 10017.

(4)	Includes 1,237,305 shares of common stock underlying currently exercisable options. The address for Mr. Bain is in care of ProLink Holdings Corp., 410 South Benson Ln., Chandler, AZ 85224.

(5)	Includes 1,664,579 shares of common stock underlying currently exercisable options. The address for Mr. Fugazy is in care of ProLink Holdings Corp., 410 South Benson Ln., Chandler, AZ 85224.

(6)
Includes 30,402 shares of common stock underlying currently exercisable warrants and 866,667 shares of common stock underlying currently exercisable options. The address for Mr. Lam is in care of ProLink Holdings Corp., 410 South Benson Ln., Chandler, AZ 85224.

(7)	Represents 500,000 shares of common stock underlying currently exercisable options. The address for Mr. Batkin is in care of ProLink Holdings Corp., 410 South Benson Ln., Chandler, AZ 85224.

(8)	Represents 66,667 shares of common stock underlying currently exercisable warrants. The address for Mr. Regenstein is in care of ProLink Holdings Corp., 410 South Benson Ln., Chandler, AZ 85224.

(9)	Represents 35,000 shares of common stock underlying currently exercisable options. The address for Mr. Johnson is in care of ProLink Holdings Corp., 410 South Benson Ln., Chandler, AZ 85224.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2007, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants, and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,715,252	$1.21	293,653
Equity compensation plans not approved by security holders	1,000,000	$1.21	2,050,000
Total	9,715,252	$1.21	2,343,653

Item 12. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions that were entered into with our executive officers, directors or 5% stockholders during the past two years. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from an unaffiliated third party. All future related transactions will be approved by our audit committee or the full board of directors.

On June 6, 2007, we entered into a Letter Agreement with FOC L.P. (“FOC”). Steven D. Fisher, one of our directors, is the General Partner of FOC. Pursuant to the Letter Agreement, FOC made advances to us from time to time in amounts not exceeding an aggregate of $1,500,000 (the “Loan”), collateralized by golf course management systems sold to golf courses. FOC advanced 90% of the base purchase price of a ProLink GPS System, less a 1% origination fee. If any system funded pursuant to the Letter Agreement is rejected or returned, ProLink has agreed to provide priority remarketing for that system. The Loan was evidenced by a Revolving Promissory Note that bears interest at 15% per annum on its outstanding principal balance. Further, in order to induce FOC to enter into the Letter Agreement, we issued to FOC a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.35 per share, which was the market value of the Company’s common stock on June 6, 2007, which has a term of 10 years. Of the 300,000 warrants issued, 200,000 were terminated on September 28, 2007.

On June 22, 2007, we entered into an Amended and Restated Letter Agreement with FOC. The Amended and Restated Loan eliminates the requirement that domestic receivables have prior credit approval and allows borrowing on foreign receivables. In addition, FOC will advance 100% of any accounts receivable related to a foreign purchaser. The Amended and Restated Loan is evidenced by an Amended and Restated Revolving Promissory Note that bears the same terms as the original Loan (see above). No additional warrants were issued in connection with the amended and restated Loan.

We terminated the FOC Letter Agreement on August 17, 2007 by paying off all balances and accrued interest in their entirety with the proceeds of the Calliope Security Agreement, our credit facility.

On September 18, 2006, the Company entered into a Severance Agreement and a Consulting Agreement with the Company’s former Chief Operating Officer, Charles “Chuck” Sherman. The terms of the Severance Agreement call for the Company to provide Mr. Sherman with a telephone and computer through the length of the below described Consulting Agreement. Mr. Sherman also provided the Company with standard non-competition and non-solicitation agreements. Additionally, the parties each provided the other with standard releases. The Consulting Agreement provides for a monthly fee of $20,833.33 for the months of September through December 2006. In 2007, Mr. Sherman received a $1,000 retainer and $150 per hour for services rendered. Mr. Sherman provided transition services to the Company as required throughout the term of the Consulting Agreement.

On September 18, 2006, ProLink entered into a Letter Factoring Agreement with FOC Financial L.P. (“FOC”). Steven D. Fisher, one of our directors, is the General Partner of FOC. Pursuant to the Letter Factoring Agreement, FOC in its sole discretion may make advances to us from time to time in an amount not to exceed $750,000 collateralized with golf course management systems sold to golf courses. Advances may be borrowed, repaid, and reborrowed on a revolving basis through November 15, 2006. Upon certification by ProLink that it has executed lease documents, approved credit with a lease financing source and has shipped a system to a course, FOC will advance 90% of the gross proceeds of such sale less a .5% origination fee. If any system funded pursuant to the Letter Factoring Agreement is rejected or returned, ProLink has agreed to provide priority remarketing for that system. The Loan is evidenced by a Revolving Promissory Note. Further, in order to induce FOC to enter into this Letter Factoring Agreement, the Company agreed to issue a warrant to purchase 250,000 shares of the Company’s common stock to FOC at an exercise price of $1.60 per share with a term of 10 years. During the year ended December 31, 2006, we borrowed and repaid an aggregate of $376,294 under this agreement. In connection with these borrowings, we paid fees of $1,886 to FOC. The line of credit expired on November 15, 2006 and all amounts have been repaid.

On July 10, 2006, the Company appointed Mr. Andrew L. Wing as a member of our board of directors. In connection with such appointment, the Company and Mr. Wing entered into a Consulting Agreement, dated July 10, 2006. The Consulting Agreement provides that Mr. Wing will provide certain advertising sales services to the Company in exchange for commissions of 5% of the revenues received by the Company from advertisers, for the first three years and 2% of the fourth and fifth years. After the fifth year, no further commissions will be paid. The Consulting Agreement shall continue on a month-to-month basis and may be terminated by the Company upon written notice. ProLink has not paid any commissions to Mr. Wing as of the date of this filing. Mr. Wing resigned from his position as director in 2008.

Independence. Mr. Regenstein and Mr. Orender satisfy the current independence standards promulgated by the Securities and Exchange Commission. None of the remaining members of our board of directors are independent.

Item 13. Exhibits

Exhibit Number	Title of Document	Notes
31.1	Section 302 Certification of Chief Executive Officer	*
31.2	Section 302 Certification of Chief Financial Officer	*

*	Filed herewith

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Semple, Marchal & Cooper, LLP and Hein & Associates LLP for the audit of our annual financial statements for the years ended December 31, 2007 and December 31, 2006, respectively, and fees billed for other services rendered by such firms during those periods.

	2007	2006
Audit fees:(1)	$302,009	$106,330
Audit related fees: (2)	$74,989	$0
Tax fees:(3)	$0	$0
All other fees:	$0	$0
Total	$376,998	$106,330

(1)
Audit fees consisted of audit work performed in the preparation of audited financial statements of ProLink Solutions LLC and ProLink Holdings. One hundred percent of the audit fees were pre-approved by the Audit Committee.

(2)
Audit related fees consisted of services provided by Semple, Marchal & Cooper related to our registration on Forms SB-2 and various amendments and reviews of responses to SEC comment letters associated with the registration statements and other filings. One hundred percent of the audit related fees were pre-approved by the Audit Committee.

(3)	Tax fees consist principally of assistance with matters related to tax compliance and reporting.

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

Our Board of Directors pre-approved the retention of Semple, Marchal & Cooper, LLP and Hein & Associates LLP for the audit and audit-related services during the fiscal year 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 29th day of April, 2008.

PROLINK HOLDINGS CORP.

By:  /s/ Lawrence D. Bain

Lawrence D. Bain
Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven D. Fisher	Chairman of the Board	April 29, 2008
Steven D. Fisher

/s/ Lawrence D. Bain	Chief Executive Officer, Chief Financial Officer and Director	April 29, 2008
Lawrence D. Bain

/s/ Jay Wolf	Director	April 29, 2008
Jay Wolf

/s/ David Chazen	Director	April 29, 2008
David Chazen

/s/ Barry I. Regenstein	Director	April 29, 2008
Barry I. Regenstein

/s/ William D. Fugazy Jr.	Director	April 29, 2008
William D. Fugazy, Jr.

/s/ M.G. Orender	Director	April 29, 2008
M.G. Orender