Form 10-Q
period 2008-03-31
ProLink Holdings Corp.
filed 2008-05-15
CIK 1072816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-25092

ProLink Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware	30-0280392
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 South Benson Lane, Chandler, AZ	85224
(Address of principal executive offices)	(Zip Code)

(480) 961-8800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller	Smaller reporting company ☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 48,838,107 shares of common stock, par value of $0.01 per share, outstanding as of May 14, 2008.

PROLINK HOLDINGS CORP.
FOR THE PERIOD ENDED MARCH 31, 2008
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

PROLINK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
REVENUES:
New System Sales
Domestic	$2,703,674	$1,848,658
International	78,957	2,684,225
Upgrades	2,096,271	668,781
Total New System Sales	4,878,902	5,201,664

Service Revenue	589,270	530,877
Finance Revenue, net	214,450	981,786
Advertising Revenue	55,905	19,356

TOTAL REVENUE	5,738,527	6,733,683

COST OF REVENUES:
New System Cost:
Domestic	1,266,715	898,664
International	43,105	1,488,401
Upgrades	1,288,322	317,267
Total New System Cost	2,598,142	2,704,332

Service Cost	533,782	880,549
Advertising Cost	16,747	-
Other Cost	27,160	185,359
TOTAL COST OF REVENUE	3,175,831	3,770,240

GROSS MARGIN	2,562,696	2,963,443

OPERATING EXPENSES:
Sales and Marketing	888,552	1,546,115
Partner Management and Customer Support	870,248	494,229
Research and Development	1,190	293,016
General and Administrative	1,893,985	2,047,587
TOTAL OPERATING EXPENSES	3,653,975	4,380,947

LOSS FROM OPERATIONS	(1,091,279)	(1,417,504)

OTHER INCOME (EXPENSE):
Interest Expense	(500,233)	(479,904)
Other Income (Expense)	6,065	23,446
TOTAL OTHER INCOME (EXPENSE)	(494,168)	(456,458)

LOSS BEFORE TAXES	(1,585,447)	(1,873,962)

Income Tax Provision	-	-

NET LOSS	(1,585,447)	(1,873,962)
Dividends on Series C Preferred Shares	-	3,900,501
NET LOSS APPLICABLE
TO COMMON SHAREHOLDERS	$(1,585,447)	$(5,774,463)

BASIC LOSS PER COMMON SHARE	$(0.03)	$(0.16)

DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,093,052	36,739,567
Diluted	47,093,052	36,739,567

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

PRPROLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$679,711	$2,829,496
Accounts receivable, net of an allowance for doubtful accounts
of $5,221,459 and $5,221,919, respectively	6,153,906	4,159,184
Inventories, net of allowance of $293,071 and $239,373	2,729,475	2,619,457
Prepaid expenses and other current assets	1,833,425	1,611,382
TOTAL CURRENT ASSETS	11,396,517	11,219,519

EQUIPMENT, NET	692,213	774,852
INTANGIBLE ASSETS, net of accumulated amortization of $1,226,940 and $1,126,045	1,959,681	2,059,776
GOODWILL	259,149	259,149
INTEREST IN RESIDUAL LEASE EQUIPMENT	5,653,357	5,060,938
DEPOSITS AND OTHER ASSETS	1,787,173	1,963,727

TOTAL ASSETS	$21,748,090	$21,337,961

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,934,453	$4,427,266
Accrued liabilities	2,303,874	2,169,024
Current portion of long-term debt and short-term financing	6,017,451	6,049,788
Deferred revenue	191,950	195,680
TOTAL CURRENT LIABILITIES	14,447,728	12,841,758

LONG-TERM DEBT, net of current portion and discount of $695,144 and $741,788	4,147,730	4,502,096
OTHER LONG-TERM LIABILITIES	130,000	130,000

TOTAL LIABILITIES	18,725,458	17,473,854

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Series C Preferred shares, par value $.001, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, par value $.0001; 200,000,000 shares authorized;
48,038,107 and 47,038,107 issued and outstanding
at March 31, 2008 and December 31, 2007, respectively	4,804	4,704
Additional paid-in capital	34,733,208	33,989,336
Accumulated deficit	(31,715,380)	(30,129,933)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,022,632	3,864,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$21,748,090	$21,337,961

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

PROLINK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007

Net loss	$(1,585,447)	$(1,873,962)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	184,764	170,367
Stock-based compensation	254,625	284,780
Amortization of warrants related to financing	108,292	-
Non-cash interest payment	213,510	-
Amortization of prepaid consulting fees	25,628	-
Residual value of leases	(592,419)	(21,421)
Provision uncollectible receivables	(460)	61,673
Provision for slow moving inventory	53,698	(44,705)
Accretion of discount on notes payable	46,644	375,606

Changes in working capital components:
Accounts receivable	(1,994,262)	(3,594,261)
Inventories	(163,716)	(22,632)
Prepaid expenses and other assets	309,938	(36,522)
Accounts payable	1,507,187	(934,050)
Accrued liabilities	134,850	(415,636)
Deferred revenue	(3,730)	(208,650)
Net cash used in operating activities	(1,500,898)	(6,259,413)
	-
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,030)	(95,573)
Purchase of Scorecast	-	(429,150)
Net cash used in investing activities	(2,030)	(524,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(4,382,602)	(4,817,530)
Proceeds from sale of Series C Convertible Preferred Stock and receipt of subscription receivables	-	11,420,000
Fees paid in connection with financing transaction	-	(928,974)
Proceeds from Laurus factoring agreement	3,735,745	-
Net cash provided (used) by financing activities	(646,857)	5,673,496

NET DECREASE IN CASH	(2,149,785)	(1,110,640)
Cash and cash equivalents, at beginning of the period	2,829,496	2,448,354
Cash and cash equivalents, at end of the period	$679,711	$1,337,714

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Description of Business — The condensed consolidated financial statements include the accounts of ProLink Holdings Corp. and its wholly-owned subsidiary, ProLink Solutions, LLC (collectively, “ProLink”, “we”, “us” or “our”). Our business involves the design, manufacture, maintenance and sale of GPS golf course management systems and software to golf course owners and operators worldwide, the sale of advertising space on the screens of the systems that we sell, and the brokering of the financing of the systems that we sell for our golf course partners.

Basis of Presentation — The condensed consolidated financial statements include the operations of ProLink Holdings Corp. and its wholly-owned subsidiary, ProLink Solutions, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, such financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements, as permitted by the SEC. We believe that the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are necessary for a fair presentation of the interim results of operation, financial position and cash flows. The results reported in these interim condensed consolidated financial statements should not be regarded as being necessarily indicative of results that might be expected for the full year.

This information should be read in conjunction with the financial statements set forth in the ProLink Holdings Corp. Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

2.	Recently Issued Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue (“EITF”) No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider.” This guidance requires the application of EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” when consideration is given to a reseller or manufacturer for benefit to the service provider’s end customer. EITF No. 01-9 requires the consideration given be recorded as a liability at the time of the sale of the equipment, and provides guidance for the classification of the expense. EITF No. 06-1 is effective for the first fiscal year that begins after June 15, 2007. The adoption of EITF No. 06-1 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). The objective of the statement is to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. SFAS 157 is effective for interim and annual reporting periods beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The adoption of SFAS 157 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 will be effective for the first fiscal year that begins after November 15, 2007. SFAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. To date, the Company has not elected the fair value option for any of its financial assets or liabilities; as a result, the adoption of SFAS 159 has not had any effect on the Company’s results of operations or financial condition.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141(R) will have upon adoption on our accounting for future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2008	2007

Unamortized loan costs	$792,128	$411,400
Unamortized loan costs - warrants	434,357	435,547
Prepaid advertising	286,422	236,424
Prepaid insurance	128,118	168,935
Prepaid expenses	149,317	161,675
Prepaid rent	3,207	6,414
Deferred development costs	20,995	146,315
Prepaid consulting	18,881	44,672
Prepaid expenses and other current assets	$1,833,425	$1,611,382

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2008	2007

Manufacturing equipment	$116,063	$116,063
Course assets	25,024	25,024
Office equipment and fixtures	108,052	108,052
Computer hardware	288,636	286,606
Computer software*	855,187	855,187
Leasehold improvements	100,289	100,289
Total property and equipment	1,493,251	1,491,221
Less: Accumulated depreciation	(801,038)	(716,369)
Property and equipment, net	$692,213	$774,852

*Includes $100,000 of software purchased in ScoreCast acquisition. This amount is being amortized over a three year life. Unamortized amount at March 31, 2008 and December 31, 2007 was $58,333 and $66,667.

Depreciation expense was $84,669 and $79,510 for the three months ended March 31, 2008 and 2007, respectively.

At March 31, 2008 and December 31, 2007, all property and equipment were pledged as collateral for a line of credit, notes payable or capital lease.

5.	Interest in Residual Lease Equipment

Interest in Residual Lease Equipment consists of the following:

	March 31,	December 31,
	2008	2007
Residual interests in equipment purchased from E-Z-Go	$1,000,810	$1,181,885
Parview residuals acquisition	311,994	311,994
Residuals recognized on system sales	4,103,483	3,284,422
Yamaha residuals acquisition	237,070	282,637
Interest in residual lease equipment	$5,653,357	$5,060,938

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Deposits and Other Assets

Deposits and other assets consist of the following:

	March 31,	December 31,
	2008	2007
Deposits	$70,756	$38,144
Course holdbacks, net of reserve	19,832	52,973
Unamortized loan costs	356,490	542,017
Unamortized loan costs - warrants	163,357	271,325
Deferred advertising expense	130,000	-
Accounts receivable - long term portion	190,328	202,860
Accounts receivable - NCG restricted cash	856,410	856,410
Deposits and other assets	$1,787,173	$1,963,729

7.	Accrued Liabilities and Other Current Liabilities

Other accrued liabilities and current liabilities consist of the following:

	March 31,	December 31,
	2008	2007
Wages, commission and related benefits	$586,752	$352,582
Professional fees	248,278	182,175
Accrued vendor liability	328,517	617,345
Customer deposits	25,000	25,000
Accrued advertising commitments	84,063	241,190
Accrued liability for lease buyouts	991,310	710,651
Sales tax payable	39,954	40,081
Accrued liabilities and other current liabilities	$2,303,874	$2,169,024

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Debt

Debt consists of the following:

	March 31,	December 31,
	2008	2007

9.0%, revolving credit facility, due 2009, interest only payments until August 2009, collateralized by all of the Company's assets	$4,788,786	$5,045,961

9.0%, credit facility, senior secured term loan due 2012, interest only payments until September 2008, 48 equal monthly principal payments plus interest thereafter, collateralized by all of the Company's assets	4,000,000	4,000,000

4¾% Optimal license agreement, with a monthly payment of $24,800, due June 2011	879,221	944,391

7.5% GPSI license agreement, with a quarterly payment of $52,500, due September 2011	735,000	787,500

7¾% Microsoft Capital notes payable due 2010, with a monthly payment of $5,451, collateralized by licensed software rights	153,496	166,496

7¾% Microsoft Capital notes payable due 2011, with a monthly payment of $5,563, collateralized by licensed software rights	169,588	182,575

8¾% Microsoft Capital notes payable due 2011, with a monthly payment of $2,064, collateralized by licensed software rights	72,876	77,439

10 7/10% First Insurance Funding notes payable, with a monthly payment of $6,147, due September 2008, collateralized by a security interest in returned premiums and certain loss payments	36,125	53,590

9.5% First Insurance Funding note payable, with a monthly payment of $7,818, due January 2008, collateralized by a security interest in returned premiums and certain loss payments	56	7,752

Capital lease obligations, collaterilized by equipment, due 2009 to 2011	25,177	27,968

Total debt	10,860,325	11,293,672

Less: Current portion	(6,017,451)	(6,049,788)
Less:
Discount associated with Warrants issued for Credit facility, 10¼% senior secured term loan due 2012,	(608,875)	(643,182)
Discount associated with 7.5% GPSI license agreement due 2011	(86,269)	(98,606)

Long-term debt, net of current maturities and discounts	$4,147,730	$4,502,096

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As part of the revolving credit facility and senior secured note agreements entered into in August 2007, $821,000 was recorded as deferred financing costs which is being amortized as follows:

Amortization
Period	Amount
2 years	$459,760
5 years	361,240
$821,000

Deferred financing costs and debt discounts amortized through interest expense is $154,936 for the three months ended March 31, 2008 and $375,606 for the three months ended March 31, 2007.

On August 17, 2007, we entered into a Security Agreement (the “Agreement”) with Calliope Capital Corporation (“Calliope”), which was subsequently amended and restated as discussed in Note 15. The parties to the Agreement also entered into certain related ancillary documents. The credit facility made available under the Agreement is in the aggregate principal amount of $9.0 million, consisting of a $5.0 million revolving loan (the “Revolver”), and a $4.0 million term loan (the “Term Loan”). The Revolver has a two year term. The Term Loan matures in five years and requires amortization of its principal balance in 48 equal monthly payments beginning on September 1, 2008. The Term Loan may not be converted prior to the first anniversary date of the closing and may be prepaid without any penalty at any time during such period. On and after the first anniversary of the date of the Agreement, Calliope shall have the right to convert principal due under the Term Loan into our common stock at a fixed conversion price per share of common stock of (i) $1.40 with respect to the first $1,333,333 of the principal amount; (ii) $1.50 with respect to the next $1,333,333 of the principal amount; and (iii) $1.67 with respect to the remaining $1,333,334 of the principal amount. The proceeds of the loans were used to refinance our existing indebtedness, with the balance available for general working capital purposes. Pursuant to and in connection with the Agreement, we have granted to Calliope a security interest in all of our assets and intellectual property, and we have pledged our ownership interest in ProLink Solutions.

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

In connection with the credit facility, we entered into a registration rights agreement with Calliope. Under the registration rights agreement, we agreed to file a registration statement registering for resale shares of our common stock issuable upon conversion of the Term Note and exercise of the warrant no later than 300 days after the date of the Agreement, and to use commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable thereafter. This registration has not yet been filed. See Note 15 for a discussion of amendment to the Registration Rights Agreement.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Revolver loan, we are required to file a borrowing base report as needed for drawing requests with Calliope.  The interest expense of both the Revolver and Term notes are added to the revolver balance on a monthly basis.  The Revolver balance is paid down based on daily bank deposits.  As of March 31, 2008, we have no further availability to draw under the Revolver.

On April 10, 2008, we entered into an Amended and Restated Security Agreement which amended and restated the Agreement in its entirety. See Note 15.

9.	Commitments and Contingencies

Litigation:

On May 15, 2006, a suit was filed against us in the Superior Court, Complex Litigation Docket, Hartford, Connecticut by Blackledge Country Club, Inc. The suit is based on a Service Agreement that was entered into for a GPS system manufactured, supplied, maintained and installed by the Company or with Textron (a contractor). The Company has indemnified Textron from claims from Blackledge. In the third party complaint, Blackledge alleges claims for indemnification, breach of contract and breach of warranty, fraud and negligent misrepresentation against Textron and the Company. Textron and the Company filed Motions to Dismiss the Third-Party Complaint claiming that the contracts involved required arbitration of the claims. The Motion to Dismiss was denied. The parties conducted a mediation in Connecticut which was unsuccessful. After the mediation, the parties tried, unsuccessfully, to settle the case. No Motion for Summary Judgment is pending against the Company. Another mediation is scheduled for July 29, 2008. Trial has been set for October 21, 2008. It is difficult to determine the likelihood of an unfavorable outcome, however an unfavorable outcome is possible. The range of recovery for Blackledge on its claim against the Company is estimated between $0 and $450,000.  At March 31, 2008, no liability has been reported in the accompanying condensed consolidated financial statements for any potential loss arising from this claim.

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

On March 10, 2008, the Company received a demand from David Chessler, former President of ParView, alleging that we were in default under a settlement agreement with Mr. Chessler and making demand that we stipulate to entry of a $666,667 judgment against the Company. The judgment alleges that we are in violation of the settlement agreement for contacting certain courses. The Company does not believe any loss is probable and accordingly has not accrued a liability related to this complaint as of March 31, 2008.

We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Registration Payment Arrangements:

During the first quarter of 2007, through a private offering, we completed a sale of an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. In addition, pursuant to a Registration Rights Agreement, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. As of March 31, 2008, we have an effective registration statement covering these shares.

Registration Rights Agreement:

During the third quarter of 2007, we entered into a security agreement with Calliope (the “Calliope Agreement”), which was subsequently amended and restated as discussed in Note 15. In connection with the credit facility, we issued a common stock purchase warrant to Calliope. Pursuant to the warrant, Calliope is entitled to purchase from the Company, for a period of five years, 3,567,568 shares of common stock at an exercise price of $1.40 for the first one-third of the shares, $1.50 for the next one-third of the shares, and $1.60 for any additional shares.

Additionally, we entered into a registration rights agreement with Calliope. Under the registration rights agreement, we agreed to file a registration statement registering for re-sale shares of common stock of the Company issuable upon conversion of the term note and exercise of the warrant no later than 300 days after the date of the agreement, and to use commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable thereafter. As of March 31, 2008, we have not filed the registration statement. On April 10, 2008, we amended and restated the registration rights agreement and issued 1,000,000 shares of our common stock to Laurus Master Fund Ltd. We agreed to file a registration agreement registering for re-sale such shares, shares of our common stock issuable upon conversion on the term loans and shares of our common stock issuable upon exercise of the warrant. See Note 15 for a discussion of the amendment to the Registration Rights Agreement.

Minimum Advertising Fee Guarantee:

Three contracts sold in the third quarter of 2007 contained a multi-year guarantee of minimum advertising fees to our customers. These guarantees are for approximately two to five years. The total amount of these guarantees is $180,000. We are accruing these guarantees in prepaid expenses and other current assets and other long-term liabilities on our condensed consolidated balance sheet. A summary of these guarantees for the remaining four fiscal years ending December 31 is as follows:

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

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Stockholders’ Equity (Deficit)

Common Stock

Options and warrants exercised during the three month period ended March 31, 2008 and year ended 2007 were zero and 2,812,723, respectively, resulting in the issuance of zero and 2,644,443 common shares, respectively. 1,000,000 shares were issued in the first quarter of 2008 as part of our financing agreement with Laurus (see Note 15).

Subsequent to quarter-end, an additional 800,000 shares were issued on April 14, 2008 and recorded as offering costs as part of our Financing Agreement with Laurus.

Series C Convertible Preferred Stock

The Company has 10,000,000 shares of authorized Preferred Stock as of March 31, 2008, with zero shares outstanding. A series of Preferred Stock (“Series C Convertible Preferred Stock”) consisting of 1,142 shares, with a par value of $.001 per share, were issued and subsequently converted to common stock during 2007.

11.	Stock Purchase Warrants

We have outstanding warrants to purchase shares of our common stock. Warrants to purchase 12,959,142 shares of common stock were outstanding as of March 31, 2008, of which 12,692,476 were exercisable. The warrants exercise price ranged from $1.22 to $2.00. The weighted average exercise price of warrants that were exercisable as of March 31, 2008 was $1.42. The weighted average remaining contractual life of warrants outstanding as of March 31, 2008 was $4.14.

During the three months ended March 31, 2008, stock based compensation expense related to warrants was $37,983. We utilize the same assumptions for calculating the fair value of warrants as we use in calculating the fair value of stock options (see Note 12).

12.	Stock Options

We have a 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) and a 2005 Employee, Director and Consultant Stock Plan (the “2005 Plan”). All options granted under the 2006 and 2005 Stock Option Plans have been granted with exercise prices at or above the market price on the day of the grant. There are 10,000,000 shares reserved under the 2005 Stock Option Plan and 5,000,000 shares reserved under the 2006 Plan. Stock based employee compensation cost is recognized as a component of selling, customer support and general and administrative expense in the Unaudited Condensed Consolidated Statement of Operations. The Company values all share-based payments to employees at fair value on the date of grant and expenses this value over the applicable vesting period, net of estimated forfeitures. The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. In addition, the Company also has historically granted a smaller number of stock-based awards at various times during the year for new employees, promotions and performance achievements.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under that transition method, employee compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provision of SFAS 123R.

The fair value of options granted is estimated using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model include (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility.

The following assumptions were used in estimating the fair value of our options granted:

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2008	2007

Risk-free interest rate	4.14%	4.7% - 5.31%
Weighted average expected life (years)	6.00	5.86
Expected volatility	87%	60%
Expected dividends	-	-

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

Stock option exercise prices are equal to the market value of our common stock on the date of the grant. During the three months ended March 31, 2008, 400,000 employee options were granted and 253,000 options were forfeited.

During the three months ended March 31, 2008, stock based compensation expense related to options was $216,642, compared to $226,854 of stock based employee compensation expense during the three months ended March 31, 2007. As of March 31, 2008, $1,245,892 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of 1.2 years. Additional information relative to our employee options outstanding as of March 31, 2008 is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding at December 1, 2007	9,715,252	$1.21	8.6	$9,199,588	$644,772
Granted	400,000	0.58	9.9	162,000	-
Exercised (3)	-	-		-
Forfeited or expired	(253,000)	1.65		(371,672)
Outstanding at March 31, 2008	9,862,252	$1.16	8.3	$8,989,916	$613,320

Exercisable at March 31, 2008	6,456,085	$1.16	8.0	$6,529,221	$613,320

(1)	Remaining contractual term is presented in years.
(2)
The aggregate instrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of March 31, 2008, for those awards that have an exercise price currently below the closing price as of March 31, 2008. Awards with an exercise price above the closing price as of December 31, 2007 are considered to have no intrinsic value.

(3)	The aggregate intrinsic value for exercised options was $0 and $2,155,355 for the three months ended March 31, 2008 and 2007, respectively.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's nonvested shares as of March 31, 2008 and changes during the three months ended March 31, 2008 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at December 31, 2007	3,613,937	$0.91
Granted	400,000	0.41
Vested	(354,771)	0.72
Forfeited	(253,000)	1.47
Nonvested stock options at March 31, 2008	3,406,166	$0.72

Subsequent to quarter-end, 200,000 stock options were issued as part of a consulting agreement executed in April 2008.

13.	Net Loss Per Share

Since we incurred a loss from continuing operations for the period ended March 31, 2008 and 2007, potentially dilutive shares applicable to convertible preferred stock, senior secured convertible notes, options and warrants to purchase shares of stock were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive. Potentially dilutive common shares for the three months ended March 31, 2008 and 2007 were 1,459,273 and 5,335,987, respectively. Dilutive common shares give effect to securities, such as stock options, warrants, and convertible securities which have the potential to be exercised.

	For the three months ended
	March 31,
	2008	2007
Net loss applicable to common shareholders	$(1,585,447)	$(5,774,463)

Weighted-average common shares outstanding (for basic EPS)	47,093,052	36,739,567
Add:
Dilutive share-based employee compensation (a)	-	-
Dilutive warrant shares (a)	-	-
Dilutive convertible term note (b)	-	-
Weighted-average common shares outstanding (for diluted EPS)	47,093,052	36,739,567

Basic EPS	$(0.03)	$(0.16)
Diluted EPS	$(0.03)	$(0.16)

(a) 1,339,635 and 2,972,918 of unexercised employee stock options and warrants were not included in the computation of diluted EPS for the three months ended March 31, 2008 and 2007, respectively, because to do so would have been anti-dilutive.

(b) As of March 31, 2008, the convertible term debt instrument could not be converted into common stock due to the minimum stock price conversion feature. However, had the minimum stock price conversion feature been met along with other stipulations for conversion contained in the agreement, the convertible term debt could potentially have been converted to 2,639,673 shares of common stock. These shares were not included in the computation of diluted EPS for the year ended March 31, 2008 because to do so would have been anti-dilutive.

14.	Sales and Marketing and Financing Agreements

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

The Company has a past due receivable from E-Z-Go recorded at March 31, 2008 in connection with funds due the Company for services rendered under Pay-for-Play agreements billed and administered by E-Z-Go. E-Z-Go disagrees with our calculation of the past due receivable amount and actually claims an amount due to them. However, we believe that we have a strong position and will recover all amounts due.

Financing Agreement— The Company and E-Z-Go were parties to a financing arrangement with an independent third party, NC Golf (NCG), a division of National City Bank. This agreement expired as of December 31, 2005. Under the agreement, NCG obtained the right of first refusal to finance new sales. Prior to expiration, all NCG Pay-for-Play leases were placed in a pool. ProLink provided NCG a limited guarantee of the performance of the Pay-for-Play leases in the portfolio, which has now expired.

We and E-Z-Go have also agreed to remarket, on a best efforts basis, any course assets that do not meet minimum performance criteria. We will be compensated for any remarketing activity.

During the term of the lease, all Pay-for-Play revenue after payment of “debt service’’ and a monthly processing fee of $7,500 is deposited into an escrow account. “Debt Service’’ is defined as the amount needed to fully amortize to zero NCG’s purchase costs plus a rate of return, over the life of the lease. Funds will be released from escrow when the minimum reserve amount (less amounts paid by E-Z-Go or us) is accumulated in the escrow account. After payment of the service and administration cost, any remaining funds will be distributed 90% to us and 10% to NCG. If course assets are sold, any residual amount after payment of debt service (if any is owed) will be distributed under the same formula. See Note 5 for our interest in residual lease equipment.

Certain service revenues associated with Pay-for-Play leases are administered under an arrangement with NCG. Under the terms of the program, the Pay-for-Play transactions are pooled and are subject to a maximum reserve of 10% of the leases entered into during the first twelve months of the agreement. Further, any revenues received from Pay-for-Play transactions in excess of the debt service amount is held in escrow, up to an amount equal to the maximum reserve. As of March 31, 2008 and December 31, 2007, the reserve, presented in “Deposits and Other Assets” on the Unaudited Condensed Consolidated Balance Sheet was $856,410 for both periods presented.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Subsequent Events

Laurus Agreement:

On April 10, 2008, ProLink Holdings Corp. (the “Company”) and its operating subsidiary, ProLink Solutions, LLC (“ProLink Solutions” and, together with the Company, the “ProLink Entities”), entered into a definitive Amended and Restated Security Agreement (the “Agreement”), by and among the ProLink Entities, Valens U.S. SPV I, LLC (“Valens U.S.”), Valens Offshore SPV I, Ltd. (“Valens Offshore”), PSource Structured Debt Limited (“PSource”), Calliope Capital Corporation (“Calliope” and, together with Valens U.S., Valens Offshore and PSource, the “Lenders”) and LV Administrative Services, Inc., as collateral agent for the Lenders (the “Agent”). The Agreement amended and restated in its entirety that certain Security Agreement, dated as of August 17, 2007, by and among the ProLink Entities and Calliope and subsequently assigned to the other Lenders (the “Original Agreement”), as disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007. The parties to the Agreement also entered into certain related ancillary documents. The loan funded on April 10, 2008.

The $12,100,000 credit facility made available under the Agreement (the “Credit Facility”), which increased the facility under the Original Agreement by an aggregate amount of $3,100,000, consists of (i) an Amended and Restated Secured Revolving Note issued to Calliope, which increased the principal amount loaned thereunder from $5,000,000 to $6,000,000 (the “Revolver”) and (ii) a term loan (the “Term Loan”), consisting of Amended and Restated Secured Convertible Term Notes issued to each of Valens U.S., Valens Offshore and PSource, in the principal amounts of $1,465,325, $2,298,375 and $2,336,300, respectively (collectively, the “Term Notes”), which increased the aggregate principal amount loaned thereunder from $4,000,000 to $6,100,000. The Revolver matures on August 31, 2010, and the Term Loan matures on August 31, 2012 and requires amortization of its principal balance in 60 equal monthly payments beginning on October 1, 2008, subject to acceleration upon the occurrence of an event on default. On and after August 17, 2008, the holder shall have the right to convert any portion of the outstanding amount of principal due under the Term Loan into shares of the Company’s common stock, at a fixed conversion price per share of (a) $1.35 with respect to the first $2,100,000 of the principal amount; (b) $1.40 with respect to the next $1,333,334 of the principal amount; (c) $1.50 with respect to the next $1,333,334 of the principal amount; and (d) $1.67 with respect to the remaining $1,333,332 of the principal amount.

Pursuant to and in connection with the Agreement, the ProLink Entities granted to the Lenders a security interest in their assets and property, including a security interest in the intellectual property of the ProLink Entities in favor of the Agent, as set forth in the Amended and Restated Intellectual Property Security Agreement, by and among the ProLink Entities and the Agent. Additionally, the Company pledged to the Lenders, in favor of the Agent, its ownership interest in ProLink Solutions, pursuant to the Amended and Restated Membership Interest Pledge Agreement, by and among the ProLink Entities and the Agent.

The borrowings under the Revolver and the Term Loan will bear interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus 2.5%, subject to a floor of 9% and a cap of 13%. Upon an event of default under the loan, the ProLink Entities shall pay additional interest on the outstanding principal balance in an amount equal to 2% per month until the default is cured. The Agreement requires the Company to meet certain financial tests, including, on the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2009: a consolidated EBITDA for the prior four fiscal quarters of not less than $5,000,000; a consolidated leverage ratio (as defined in the Agreement) not greater than 4.0 to 1.0; and a consolidated fixed charge coverage ratio (as defined in the Agreement) for the prior four fiscal quarters of not less than 1.0 to 1.0.

In connection with the Credit Facility, the ProLink Entities are required to pay an additional interest calculated at 2% of gross revenues (not including third party payments) payable in cash monthly on the 15th of each month for a period no less than 10 years, the first payment of which is due by October 15, 2008. The Company has the option to prepay this additional interest obligation. The Company shall have the option of paying 20% of such monthly amount in shares of the Company’s common stock so long as the number of such shares does not exceed 25% of the average number of shares of the Company’s common stock traded per day for the 20 consecutive trading days prior to such payment date. The number of shares shall be determined using the average closing trading price for the 20 consecutive trading days prior to such payment made. Notwithstanding the results of the preceding calculation, the Company shall have the option to pay at least ten percent of such monthly amounts in shares of the Company’s common stock.

In connection with and subject to the closing of the Credit Facility, and pursuant to a proposal letter, the Company issued to Laurus Master Fund, Ltd. (“Laurus”), in favor of the Lenders, an aggregate of 1,000,000 shares of its common stock (the “Closing Shares”). The Closing Shares will be subject to a lock-up period until September 30, 2008, during which time Closing Shares cannot be sold or otherwise transferred without the prior written consent of the Company. Additionally, for the period from October 1, 2008 until March 31, 2009, any dispositions made by Laurus and the Lenders will be subject to the volume limitations under Rule 144 of the Securities Act of 1933, as amended.

In connection with the Credit Facility, the Company entered into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement”) with the Lenders, which amended and restated in its entirety that certain Registration Rights Agreement, dated as of August 17, 2007, by and among the ProLink Entities and Calliope, as disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007. Pursuant to the Amended Registration Rights Agreement, the Company will file a registration statement (the “Registration Statement”), registering for resale the Closing Shares, shares of common stock issuable upon conversion of the Term Notes and shares of common stock issuable upon exercise of the warrants issued pursuant to the Original Agreement, and use commercially reasonable efforts to cause such Registration Statement to become effective as soon as possible after filing and no later than September 27, 2008. In the event that the Registration Statement is not filed or declared effective when due, or if the Registration Statement ceases to be effective during the required period set forth in the Amended Registration Rights Agreement, for more than 20 consecutive trading days or for a period of 30 trading days in the aggregate per year, or if the Company’s common stock is not listed or quoted or is suspended from trading on any trading market for a period of three consecutive trading days without cure within 30 days of notice thereof, then in addition to any rights available to the Lenders under the Amended Registration Rights Agreement or applicable laws, the Company is required to pay to each Lender an amount in cash equal to 1% of the aggregate original principal amount of the Term Loan, calculated on a daily bais for each 30-day period, until such event is cured.

Subsequent to quarter-end, an additional 800,000 shares were issued on April 14, 2008 and recorded as offering costs as part of our Financing Agreement with Laurus.

Other Events

Subsequent to quarter-end, 200,000 stock options were issued as part of a consulting agreement executed in April 2008.

On May 12, 2008, ProLink Solutions, LLC signed a exclusive distribution agreement with Sport Business Group to install our systems at golf courses and resorts throughout France.  Sport Business Group will oversee the sales, installation and service our screens mounted on golf carts in France.  Sport Business Group and ProLink will partner on the advertising platform on the ProLink-installed course across France, which include more than 400 courses.

PROLINK HOLDINGS CORP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement Disclosure:

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could,” “foresees,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in our Annual Report on Form 10-KSB for the year ended December 31, 2007 under Item 1A “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes filed with or in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-KSB for the year ended December 31, 2007, including the factors set forth in the section titled “Forward-Looking Statements”, “Risks Related to Our Business” and other factors affecting future results, as well as our other filings made with the Securities and Exchange Commission (the “SEC”).

The principal offices of ProLink Holdings Corp. (the “Company” or “we”) are located at 410 South Benson Lane, Chandler, Arizona 85224 (telephone number (480) 961-8800 and website address http://www.goprolink.com). The Company makes available its reports on Form 10-KSB, 10-Q, and 8-K (as well as all amendments to these reports) on its website, at the Investor Relations section, free of charge, as soon as practicable after they have been electronically filed.

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

General

ProLink Holdings Corp. has one wholly-owned operating subsidiary, ProLink Solutions, LLC, and one non-operating subsidiary, ProLink UK, Limited.

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

Substantially all of the assets and operations of ProLink are located in Chandler, Arizona. International sales are made to companies in foreign countries who have executed a distribution agreement with ProLink, except for Japan, where ProLink sells directly to a publicly-held company that owns and operates golf courses.

The market for GPS systems within the golf industry is extremely competitive with a limited number of potential customers. The typical golf course customer has been a high-end daily fee or resort course that is available to the public for play. Our results of operations are affected by local and national economic trends, weather that affects golf courses, technology changes in the GPS industry and the product development of our competitors, among other factors.

Results of Operations

The financial results for the three months ended March 31, 2008 and 2007 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations contained in this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for the full year.

Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,		Change
	2008	2007	Change	% Change
REVENUES:
New System Sales	4,878,902	5,201,664	(322,762)	-6.2%
Service Revenue	589,270	530,877	58,393	11.0%
Finance Revenue, net	214,450	981,786	(767,336)	-78.2%
Advertising Revenue	55,905	19,356	36,549	188.8%

TOTAL REVENUE	5,738,527	6,733,683	(995,156)	-14.8%

COST OF REVENUES:
New System Cost	2,598,142	2,704,332	(106,190)	-3.9%
Service Cost	533,782	880,549	(346,767)	-39.4%
Advertising Cost	16,747	-	16,747	-
Other Cost	27,160	185,359	(158,199)	-85.3%
TOTAL COST OF REVENUE	3,175,831	3,770,240	(594,409)	-15.8%

GROSS MARGIN	2,562,696	2,963,443	(400,747)	-13.5%

TOTAL OPERATING EXPENSES	3,653,975	4,380,947	(726,972)	-16.6%

LOSS FROM OPERATIONS	(1,091,279)	(1,417,504)	326,225	-23.0%

TOTAL OTHER INCOME (EXPENSE)	(494,168)	(456,458)	(37,710)	8.3%

LOSS BEFORE TAXES	(1,585,447)	(1,873,962)	288,515	-15.4%

Revenue:

Total revenue was approximately $5.7 million and $6.7 million for the three months ended March 31, 2008 and 2007, respectively, representing a decrease of approximately $1.0 million, or 14.8%. The decrease in total revenue was driven primarily by a decrease in international sales of $2.6 million, due to the loss of our international distributor and a decrease in financing revenue of $0.8 million due to the decision of customers eligible for lease renewals to upgrade to newer systems rather than refinance their existing systems during the quarter. Offsetting the decreases were increases in our core New Systems Domestic and Upgrades business. There was a $2.3 million increase (upgrades of $1.4 million and domestic of $0.9 million) driven by our increased focus on sales in these areas. Upgrades were primarily driven by upgrades from our Gamestar systems to ProStar CPO and ProStar systems. Both ProStar systems offer increased functionality of course management and enhanced communication between the golfer, clubhouse and other course amenities. An increase in volume drove the increase in domestic new sales.

Cost of Revenues:

Cost of revenues for the three months ended March 31, 2008 of $3.2 million decreased approximately $0.6 million compared to the same period in 2007 of $3.8 million. The decreased costs were related to the lower volume of international systems of $1.4 million and other decreases in service cost ($0.3 million) and other cost ($0.2 million). The service cost decrease is driven by the decreased number of installed courses under service contract with direct billing from us. Our portfolios with E-Z-GO and NC Golf contain courses billed by those entities, with disbursements to us as certain pool requirements are satisfied. Also, service revenue decreased due to the large number of courses upgrading to newer systems. As part of the systems upgrade there is a lag time (grace period) of three to six months granted to the course whereby service payments are abated. The Company expects service revenue in the future to increase from its current level.

Offsetting the decrease in cost of revenues are increases in costs for upgrades ($1.0 million) and domestic ($0.4 million) systems directly related to the increase in revenue.

Gross Margin

Gross margin for the three months ended March 31, 2008 was approximately $2.6 million, or 44.7% of total revenues, compared to approximately $3.0 million, or 44.0% of total revenues, for the three months ended March 31, 2007. Gross margin was impacted by the items above.

Gross margin on system sales was 46.7% for the three months ended March 31, 2008 versus 48.0 for the three months ended March 31, 2007, due primarily to the decrease in the margin for upgrades, 38.5% for first quarter 2008 versus 52.6% for first quarter 2007. Increased cost of sales for upgrades drove the decrease in the margin.

Offsetting the impact of the decline in the upgrade margin, continued emphasis on maintaining adequate gross margins on system sales, the sale of pre-owned GameStar GPS systems which yield gross margins typically in excess of 60%, and continued emphasis on reducing product costs and improving installation efficiencies, led to increase in the margins for Domestic and International new sales. Gross margin was also significantly impacted by the improvement in our service margin for the three months ended March 31, 2008, a positive margin of 9.4%, up from a loss margin of 65.9% for the three months ended March 31, 2007.

Management expects gross margins on system sales to continue to improve in 2008 with continued sales of pre-owned GameStar systems at higher than average gross margin. Management also expects continued improvement on service margin performance as newer service contracts at higher rates, as well as improved proximity of golf courses, result in more efficient service technician time and less travel expenses, which are expected to continue the path towards increased service profitability.

Finally, with the introduction of our advertising initiative with ABC National Television Sales, Inc., the increase from higher margin advertising revenues in 2008 should also have a significant impact on future margin performance for the Company.

Operating Expenses

Total Operating Expenses:

Total operating expenses decreased $0.7 million, or 16.6%, to $3.7 million for the three months ended March 31, 2008 from $4.4 million over the same period in 2007. The decrease is primarily related to lower sales and marketing costs of approximately $0.7 million, research and development costs of $0.3 million and general and administrative costs of $0.2 million. These decreases were offset by an increase in Partner Management and Customer Support of $0.4 million.

Sales and Marketing:

Sales and marketing expenses of $0.9 million decreased $0.7 million for the three months ended March 31, 2008 from $1.5 million for the three months ended March 31, 2007. The Sales and Marketing decrease was primarily driven by a reduction in headcount of ten employees and the associated salary, bonus and travel expenses of $0.2 million. Also contributing to the decrease was lower advertising and commission expenses and marketing rebates of $0.3 million.

Research and development:

Research and development expenses decreased by $0.3 million due to the elimination of the department that was based in Ohio; therefore, in 2008, we expect minimal costs associated with the R&D department.

General and Administrative:

General and administrative costs of $1.9 million for the three months ended March 31, 2008 decreased $0.2 million, or 7.5%, compared to the three months ended March 31, 2007 of $2.1 million. This decrease is primarily related to a decrease in headcount for back office support departments associated with the implementation of our strategic plan.

Partner Management and Customer Support:

Partner Management group is the centralized department that is responsible for handling all of our existing golf course customer needs other than maintenance. Partner management and customer support expenses were $0.9 million for the three months ended March 31, 2008, compared to $0.5 million for the same period in 2007, an increase of $0.4 million or 76.1%. This increase is primarily related to the capacity variance recognition. The capacity variance reallocates costs from cost of sales to operational expense. The basis of the capacity variance relates to excess employee capacity in the installation and graphics areas. During time not spent installing or upgrading courses to new systems, employees perform operations related activities (“OPEX”), primarily focusing on customer satisfaction, re-training course personnel and building partner relationships. Inventory support and production personnel utilize down time to concentrate on non-production specific projects. Graphics department personnel will work on marketing initiatives of ProLink and changing of graphics to the most cutting edge vision available. Recognizing the nature of the projects and training allows proper allocation of the capacity variance between cost of sales and operating expense charges.

Liquidity and Capital Resources

Historically, the Company has incurred substantial operating losses, requiring it to seek capital in the forms of both debt and equity. However, our cash balances, cash flows and new credit facilities are expected to be sufficient to meet our expected, recurring operating commitments and to fund planned capital expenditures in 2008. Should we fail to meet budget goals during 2008, we may require additional funding from debt or equity sources. Management will take advantage of favorable market conditions for raising additional capital should the opportunity present itself during the 2008 year.

Management has taken several actions to ensure that the Company will continue as a viable entity through December 31, 2008, including the implementation of a plan to reduce overhead expenses and personnel, and reductions in discretionary expenditures. Further, as discussed in Note 15 of the Condensed Consolidated Financial Statement, filed herewith, the Company has entered into a revised agreement with Calliope Capital Corporation for an increase in the Company’s term loan by $2,100,000 and an increase in the Company’s revolving credit facility of $1,000,000. Management believes that these actions will enable the Company to fund operations through 2008.

Our current priorities for the use of our cash are investment in projects intended to generate additional revenue, increase our product delivery and operational effectiveness, and fund our liquidity needs.

We have no present intention to use our available funds to pay cash dividends.

At March 31, 2008, we had $679,711 in cash and cash equivalents, compared to $2,829,496 at December 31, 2007.

Cash used in operating activities was $1,500,898 and $6,259,413 for the three months ended March 31, 2008 and 2007, respectively. The decrease in cash used in operating activities primarily relates to cash (used in) working capital components, which was $(209,733) and $(5,211,751), for the three months ended March 31, 2008 and 2007, respectively.

Cash used for investing activities was $2,030 and $524,723 for the three months ended March 31, 2008 and 2007, respectively.

Financing activities used approximately $646,857 in net cash for the three months ended March 31, 2008, compared to $5,673,496 for the same period in 2007. The financing activities primarily related to the principal payments on debt offset by proceeds from our credit facility with Calliope Capital Corporation.

Laurus Agreement:

On April 10, 2008, ProLink Holdings Corp. (the “Company”) and its operating subsidiary, ProLink Solutions, LLC (“ProLink Solutions” and, together with the Company, the “ProLink Entities”), entered into a definitive Amended and Restated Security Agreement (the “Agreement”), by and among the ProLink Entities, Valens U.S. SPV I, LLC (“Valens U.S.”), Valens Offshore SPV I, Ltd. (“Valens Offshore”), PSource Structured Debt Limited (“PSource”), Calliope Capital Corporation (“Calliope” and, together with Valens U.S., Valens Offshore and PSource, the “Lenders”) and LV Administrative Services, Inc., as collateral agent for the Lenders (the “Agent”). The Agreement amended and restated in its entirety that certain Security Agreement, dated as of August 17, 2007, by and among the ProLink Entities and Calliope and subsequently assigned to the other Lenders (the “Original Agreement”), as disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007. The parties to the Agreement also entered into certain related ancillary documents. The loan funded on April 10, 2008.

The $12,100,000 credit facility made available under the Agreement (the “Credit Facility”), which increased the facility under the Original Agreement by an aggregate amount of $3,100,000, consists of (i) an Amended and Restated Secured Revolving Note issued to Calliope, which increased in the principal amount loaned thereunder from $5,000,000 to $6,000,000 (the “Revolver”) and (ii) a term loan (the “Term Loan”), consisting of Amended and Restated Secured Convertible Term Notes issued to each of Valens U.S., Valens Offshore and PSource, in the principal amounts of $1,465,325, $2,298,375 and $2,336,300, respectively (collectively, the “Term Notes”), which increased the aggregate principal amount loaned thereunder from $4,000,000 to $6,100,000. The Revolver matures on August 31, 2010, and the Term Loan matures on August 31, 2012 and requires amortization of its principal balance in 60 equal monthly payments beginning on October 1, 2008, subject to acceleration upon the occurrence of an event on default. On and after August 17, 2008, the holder shall have the right to convert any portion of the outstanding amount of principal due under the Term Loan into shares of the Company’s common stock, at a fixed conversion price per share of (a) $1.35 with respect to the first $2,100,000 of the principal amount; (b) $1.40 with respect to the next $1,333,334 of the principal amount; (c) $1.50 with respect to the next $1,333,334 of the principal amount; and (d) $1.67 with respect to the remaining $1,333,332 of the principal amount.

Pursuant to and in connection with the Agreement, the ProLink Entities granted to the Lenders a security interest in their assets and property, including a security interest in the intellectual property of the ProLink Entities in favor of the Agent, as set forth in the Amended and Restated Intellectual Property Security Agreement, by and among the ProLink Entities and the Agent. Additionally, the Company pledged to the Lenders, in favor of the Agent, its ownership interest in ProLink Solutions, pursuant to the Amended and Restated Membership Interest Pledge Agreement, by and among the ProLink Entities and the Agent.

The borrowings under the Revolver and the Term Loan will bear interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus 2.5%, subject to a floor of 9% and a cap of 13%. Upon an event of default under the loan, the ProLink Entities shall pay additional interest on the outstanding principal balance in an amount equal to 2% per month until the default is cured. The Agreement requires the Company to meet certain financial tests, including, on the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2009: a consolidated EBITDA for the prior four fiscal quarters of not less than $5,000,000; a consolidated leverage ratio (as defined in the Agreement) not greater than 4.0 to 1.0; and a consolidated fixed charge coverage ratio (as defined in the Agreement) for the prior four fiscal quarters of not less than 1.0 to 1.0.

In connection with the Credit Facility, the ProLink Entities are required to pay an additional interest calculated at 2% of gross revenues (not including third party payments) payable in cash monthly on the 15th of each month for a period no less than 10 years, the first payment of which is due by October 15, 2008. The Company has the option to prepay this additional interest obligation. The Company shall have the option of paying 20% of such monthly amount in shares of the Company’s common stock so long as the number of such shares does not exceed 25% of the average number of shares of the Company’s common stock traded per day for the 20 consecutive trading days prior to such payment date. The number of shares shall be determined using the average closing trading price for the 20 consecutive trading days prior to such payment made. Notwithstanding the results of the preceding calculation, the Company shall have the option to pay at least ten percent of such monthly amounts in shares of the Company’s common stock.

In connection with and subject to the closing of the Credit Facility, and pursuant to a proposal letter, the Company issued to Laurus Master Fund, Ltd. (“Laurus”), in favor of the Lenders, an aggregate of 1,000,000 shares of its common stock (the “Closing Shares”). The Closing Shares will be subject to a lock-up period until September 30, 2008, during which time Closing Shares cannot be sold or otherwise transferred without the prior written consent of the Company. Additionally, for the period from October 1, 2008 until March 31, 2009, any dispositions made by Laurus and the Lenders will be subject to the volume limitations under Rule 144 of the Securities Act of 1933, as amended.

In connection with the Credit Facility, the Company entered into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement”) with the Lenders, which amended and restated in its entirety that certain Registration Rights Agreement, dated as of August 17, 2007, by and among the ProLink Entities and Calliope, as disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007. Pursuant to the Amended Registration Rights Agreement, the Company will file a registration statement (the “Registration Statement”), registering for resale the Closing Shares, shares of common stock issuable upon conversion of the Term Notes and shares of common stock issuable upon exercise of the warrants issued pursuant to the Original Agreement, and use commercially reasonable efforts to cause such Registration Statement to become effective as soon as possible after filing and no later than September 27, 2008. In the event that the Registration Statement is not filed or declared effective when due, or if the Registration Statement ceases to be effective during the required period set forth in the Amended Registration Rights Agreement, for more than 20 consecutive trading days or for a period of 30 trading days in the aggregate per year, or if the Company’s common stock is not listed or quoted or is suspended from trading on any trading market for a period of three consecutive trading days without cure within 30 days of notice thereof, then in addition to any rights available to the Lenders under the Amended Registration Rights Agreement or applicable laws, the Company is required to pay to each Lender an amount in cash equal to 1% of the aggregate original principal amount of the Term Loan, calculated on a daily bais for each 30-day period, until such event is cured.

Off-Balance Sheet Arrangements:

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Summary of Critical Accounting Policies and Estimates:

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to (i) useful lives of intangibles, (ii) impairment analyses; (iii) depreciable lives of assets; (iv) income tax valuation allowances; (v) contingency and litigation reserves; (vi) inventory valuation; (vii) allowances for accounts receivable, cash discounts, sales incentives and sales returns; (viii) valuation assumptions for share-based payments, (ix) valuation of lease residual. We base our estimates on historic experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the business environment in which we operate and changes in the regulations governing the manner in which we manufacture and/or sell our products.

There are several accounting policies that we believe are significant to the presentation of our financial statements and require management’s most difficult, complex or subjective judgments about matters that are inherently uncertain. We believe our most critical accounting policies include (i) revenue recognition; (ii) use of estimates, which is described more fully above, and (iii) the carrying values of goodwill, lease residuals and other long-lived assets. Our significant accounting policies and critical accounting estimates are disclosed more fully in our Annual Report on Form 10-KSB for the year ended December 31, 2007. We do not believe there have been significant changes to our critical accounting policies and estimates subsequent to December 31, 2007.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements and adopted accounting are discussed in the notes to the unaudited condensed consolidated financial statements included elsewhere herein.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4T. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed: (i) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (ii) to ensure that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15)e) and 15d-15(e) are effective.

Changes in Internal Controls over Financial Reporting.

We have evaluated our internal control over financial reporting as of the end of our first fiscal quarter of 2008, the period covered by this Quarterly Report on Form 10-Q, as discussed above. There were no changes in our internal control over financial reporting (as such term is defined in Rule 12 a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, in January 2008, our CFO left the Company. Our CEO, Lawrence Bain, has assumed the role of acting CFO. Danny Lam, our President, who served as CFO for 10 years for two Fortune 500 organizations, is actively supporting our CEO in the CFO role.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On May 15, 2006, a suit was filed against us in the Superior Court, Complex Litigation Docket, Hartford, Connecticut by Blackledge Country Club, Inc. The suit is based on a Service Agreement that it entered into for a GPS system manufactured, supplied, maintained and installed by the Company or with Textron (a contractor). The Company has indemnified Textron from claims from Blackledge. In the third party complaint, Blackledge alleges claims for indemnification, breach of contract and breach of warranty, fraud and negligent misrepresentation against Textron and the Company. Textron and the Company filed Motions to Dismiss the Third-Party Complaint claiming that the contracts involved required arbitration of the claims. The Motion to Dismiss was denied. The parties conducted a mediation in Connecticut which was unsuccessful. After the mediation, the parties tried, unsuccessfully, to settle the case. No Motion for Summary Judgment is pending against the Company. Another mediation is scheduled for July 29, 2008. Trial has been set for October 21, 2008. It is difficult to determine the likelihood of an unfavorable outcome, however an unfavorable outcome is possible. The range of recovery for Blackledge on its claim against the Company is estimated between $0 and $450,000.

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

On March 10, 2008, the Company received a demand from David Chessler, former President of ParView, alleging that we were in default under a settlement agreement with Mr. Chessler and making demand that we stipulate to entry of a $666,667 judgment against the Company. The judgment alleges that we are in violation of the settlement agreement for contacting certain courses. The Company does not believe any loss is probable and accordingly has not accrued a liability related to this complaint as of March 31, 2008.

We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits:
INDEX OF EXHIBITS

Exhibit
Number	Description

10.1
Amended and Restated Security Agreement, by and among ProLink Holdings Corp., ProLink Solutions LLC, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., PSource Structured Debt Limited, Calliope Capital Corporation and LV Administrative Services, Inc., as collateral agent for the Lenders. +

10.2	Amended and Restated Secured Revolving Note, issued by the Company to Calliope Capital Corporation. +
10.3	Amended and Restated Secured Convertible Term Note, issued by the Company to Valens U.S. SPV I, LLC. +
10.4	Amended and Restated Secured Convertible Term Note, issued by the Company to Valens Offshore SPV I, Ltd. +
10.5	Amended and Restated Secured Convertible Term Note, issued by the Company PSource Structured Debt Limited. +
10.6	Amended and Restated Intellectual Property Security Agreement, by and among by and among ProLink Holdings Corp., ProLink Solutions LLC, and LV Administrative Services, Inc. +
10.7	Amended and Restated Membership Interest Pledge Agreement, by and among by and among ProLink Holdings Corp., ProLink Solutions LLC, and LV Administrative Services, Inc. +
10.8
Amended and Restated Registration Rights Agreement, by and among ProLink Holdings Corp., ProLink Solutions LLC, Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., PSource Structured Debt Limited and Calliope Capital Corporation. +

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+ Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 15th day of May, 2008.

PROLINK HOLDINGS CORP.

By:	/s/ Lawrence D. Bain
Lawrence D. Bain
Chief Executive Officer and Chief Financial Officer