Form 10-Q
period 2008-06-30
ProLink Holdings Corp.
filed 2008-08-14
CIK 1072816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 48,859,185 shares of common stock, par value of $0.01 per share, outstanding as of August 13, 2008.

PROLINK HOLDINGS CORP.
FOR THE PERIOD ENDED JUNE 30, 2008
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

PROLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,450,032	$2,829,496
Accounts receivable, net of an allowance for doubtful accounts of $5,329,085 and $5,221,919, respectively	4,472,744	4,159,184
Inventories, net of allowance of $293,071 and $239,373	2,137,976	2,619,457
Prepaid expenses and other current assets	1,400,649	1,611,382
TOTAL CURRENT ASSETS	10,461,401	11,219,519

EQUIPMENT, NET	650,831	774,852
INTANGIBLE ASSETS, net of accumulated amortization of $1,327,035 and $1,126,045	1,859,586	2,059,776
GOODWILL	259,149	259,149
INTEREST IN RESIDUAL LEASE EQUIPMENT	6,045,433	5,060,938
DEPOSITS AND OTHER ASSETS	3,219,236	1,963,727

TOTAL ASSETS	$22,495,636	$21,337,961

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$6,373,376	$4,427,266
Accrued liabilities	2,010,124	2,169,024
Current portion of long-term debt and short-term financing	4,515,493	6,049,788
Deferred revenue	117,818	195,680
TOTAL CURRENT LIABILITIES	13,016,811	12,841,758

LONG-TERM DEBT, net of current portion and discount of $648,514 and $741,788	5,820,831	4,502,096
OTHER LONG-TERM LIABILITIES	463,000	130,000

TOTAL LIABILITIES	19,300,642	17,473,854

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Series C Preferred shares, par value $.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common shares, par value $.0001; 200,000,000 shares authorized; 48,859,185 and 47,038,108 issued and outstanding at June 30, 2008 and December 31, 2007	4,886	4,704
Additional paid-in capital	35,451,879	33,989,336
Accumulated deficit	(32,261,771)	(30,129,933)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,194,994	3,864,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$22,495,636	$21,337,962

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

PROLINK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
New System Sales
Domestic	$2,918,821	$2,244,591	$5,622,495	$4,093,249
International	553,978	1,607,303	632,935	4,291,528
Upgrades	1,982,864	806,516	4,079,135	1,475,297
Total New System Sales	5,455,663	4,658,410	10,334,565	9,860,074

Service Revenue	775,578	666,448	1,364,848	1,197,325
Finance Revenue, net	315,509	-	529,959	981,786
Advertising Revenue	116,922	134,178	172,827	153,534
TOTAL REVENUE	6,663,672	5,459,036	12,402,199	12,192,719

COST OF REVENUES:
New System Cost:
Domestic	1,816,289	1,186,748	3,657,942	2,085,412
International	259,739	763,937	302,844	2,252,338
Upgrades	457,718	383,806	1,164,166	701,073
Total New System Cost	2,533,746	2,334,491	5,124,952	5,038,823

Service Cost	756,052	848,283	1,289,832	1,728,832
Advertising Cost	49,763	50,087	66,510	66,260
Finance Cost	24,618	-	51,779	-
Other Cost	4,338	36,579	11,274	205,765
TOTAL COST OF REVENUE	3,368,517	3,269,440	6,544,347	7,039,680

GROSS MARGIN	3,295,155	2,189,596	5,857,852	5,153,039

OPERATING EXPENSES:
Sales and Marketing	675,169	885,111	1,563,721	2,431,226
Partner Management and Customer Support	846,325	759,469	1,716,573	1,253,698
Research and Development	-	281,190	-	574,206
General and Administrative	1,850,613	2,179,232	3,745,788	4,226,819
Bad Debt Expense	-	-	-	-
TOTAL OPERATING EXPENSES	3,372,107	4,105,002	7,026,082	8,485,949

INCOME (LOSS) FROM OPERATIONS	(76,952)	(1,915,406)	(1,168,230)	(3,332,910)

OTHER (INCOME) EXPENSE:
Interest Expense	285,549	205,920	598,269	685,824
Other (Income) Expense	183,891	(9,542)	365,339	(32,988)
TOTAL OTHER (INCOME) EXPENSE	469,440	196,378	963,608	652,836

LOSS BEFORE TAXES	(546,392)	(2,111,784)	(2,131,838)	(3,985,746)

Income Tax Provision	-	-	-	-

NET LOSS	(546,392)	(2,111,784)	(2,131,838)	(3,985,746)
Dividends on Series C Preferred Shares	-	179,563	-	(3,720,938)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(546,392)	$(1,932,221)	$(2,131,838)	$(7,706,684)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.05)	$(0.04)	$(0.20)

DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.05)	$(0.04)	$(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	48,727,296	39,912,583	47,910,174	38,339,842
Diluted	48,727,296	39,912,583	47,910,174	38,339,842

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

PROLINK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007

Net loss	$(2,131,838)	$(3,985,746)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	370,238	343,525
Stock-based compensation	497,077	701,160
Amortization of warrants related to financing	170,050	7,465
Non-cash interest payment	397,093	-
Residual value of leases	(984,494)	(282,588)
Provision for uncollectible receivables	107,166	61,673
Provision for slow moving inventory	53,698	-
Accretion of discount on notes payable	92,877	390,837
Amortization of prepaid consulting	40,319	-
Amortization of Laurus and Merriman stock	69,428	-

Changes in working capital components:
Accounts receivable	(420,726)	(3,329,304)
Inventories	427,783	(184,825)
Prepaid expenses and other assets	89,564	(733,717)
Accounts payable	1,946,110	340,983
Accrued liabilities	(158,900)	(849,832)
Deferred revenue	(77,862)	(134,334)
Other long-term accrued liabilities	333,000	-
Net cash used in operating activities	820,583	(7,654,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46,027)	(127,475)
Purchase of Scorecast	-	(429,150)
Net cash used in investing activities	(46,027)	(556,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(12,491,584)	(6,224,452)
Proceeds from sale of Series C Convertible Preferred Stock	-	10,164,247
Fees paid in connection with financing transaction	(346,289)	352,314
Proceeds from Laurus term debt	9,627,009	-
Proceeds from Laurus restated and amended agreement	1,507,639	-
Proceeds from revolving line of credit	-	908,005
Proceeds from credit facilities	-	1,900,000
Proceeds from Hastings agreement	475,000	-
Proceeds on the borrowing on notes payable	74,205	67,659
Net cash used by financing activities	(1,154,020)	7,167,773

NET DECREASE IN CASH	(379,464)	(1,043,555)
Cash and cash equivalents, at beginning of the period	2,829,496	2,448,354
Cash and cash equivalents, at end of the period	$2,450,032	$1,404,799

- Cash paid in the six months ended June 30, 2008 and 2007 for interest expense was $466,460 and $231,948, respectively.

- No cash was paid in the six months ended June 30, 2008 and 2007 for income taxes

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of Business— The condensed consolidated financial statements include the accounts of ProLink Holdings Corp. and its wholly-owned subsidiary, ProLink Solutions, LLC (collectively, “ProLink” “we” “us” or “our”). Our business involves the design, manufacture, maintenance and sale of GPS golf course management systems and software to golf course owners and operators worldwide, the sale of advertising space on the screens of the systems that we sell, and the brokering of the financing of the systems that we sell for our golf course partners.

Basis of Presentation— The condensed consolidated financial statements include the operations of ProLink Holdings Corp. and its wholly-owned subsidiary, ProLink Solutions, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, such financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements, as permitted by the SEC. We believe that the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that are necessary for a fair presentation of the interim results of operations, financial position and cash flows. The results reported in these interim condensed consolidated financial statements should not be regarded as being necessarily indicative of results that might be expected for the full year.

This information should be read in conjunction with the financial statements set forth in the ProLink Holdings Corp. Annual Report on Form 10-KSB for the year ended December 31, 2007.

2.    Recently Issued Accounting Pronouncements

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

In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our year ended December 31, 2009). We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No.162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. We do not expect the adoption of SFAS No. 162 will have a material impact on its financial condition or results of operation.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

 In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2008	2007

Unamortized loan costs	$596,685	$411,400
Unamortized loan costs - warrants	247,712	435,547
Prepaid advertising	374,423	236,424
Prepaid insurance	127,618	168,935
Prepaid expenses	51,081	161,675
Prepaid rent	3,130	6,414
Deferred development costs	-	146,315
Prepaid consulting	-	44,672
Prepaid expenses and other current assets	$1,400,649	$1,611,382

4. Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2008	2007

Manufacturing equipment	$116,063	$116,063
Course assets	25,024	25,024
Office equipment and fixtures	108,052	108,052
Computer hardware	301,874	286,606
Computer software*	885,946	855,187
Leasehold improvements	100,289	100,289
Total property and equipment	1,537,248	1,491,221
Less: Accumulated depreciation	(886,417)	(716,369)
Property and equipment, net	$650,831	$774,852

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

*Includes $100,000 of software purchased in ScoreCast acquisition. This amount is being amortized over a three year life. Unamortized amount at June 30, 2008 and December 31, 2007 was $50,000 and $66,667, respectively.

Depreciation expense was $84,632 and $79,510 for the three months ended June 30, 2008 and 2007, respectively and $170,048 and $161,812 for the six months ended June 30, 2008 and 2007, respectively.

At June 30, 2008 and December 31, 2007, all property and equipment were pledged as collateral for a line of credit, notes payable or capital lease.

5. Interest in Residual Lease Equipment

Interest in Residual Lease Equipment consists of the following:

	June 30,	December 31,
	2008	2007
Residual interests in equipment purchased from E-Z-Go	$828,682	$1,181,885
Parview residuals acquisition	295,730	311,994
Residuals recognized on system sales	4,773,507	3,284,422
Yamaha residuals acquisition	147,514	282,637
Interest in residual lease equipment	$6,045,433	$5,060,938

6. Deposits and Other Assets

Deposits and other assets consist of the following:
	June 30,	December 31,
	2008	2007
Other Assets	$23,080	$-
Deposits	79,256	38,144
Course holdbacks, net of reserve	19,832	52,973
Unamortized loan costs	1,311,038	542,017
Unamortized loan costs - warrants	289,110	271,325
Deferred advertising expense	463,000	-
Accounts receivable - long term portion	177,510	202,860
Accounts receivable - NCG restricted cash	856,410	856,410
Deposits and other assets	$3,219,236	$1,963,729

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following:

	June 30,	December 31,
	2008	2007
Wages, commission and related benefits	$538,874	$352,582
Professional fees	225,375	182,175
Accrued vendor liability	248,543	617,345
Customer deposits	75,000	25,000
Accrued advertising commitments	282,328	241,190
Accrued liability for lease buyouts	600,050	710,651
Sales tax payable	39,954	40,081
Accrued liabilities	$2,010,124	$2,169,024

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Debt

Debt consists of the following:

	June 30,	December 31,
	2008	2007

10¼%, revolving credit facility, due 2009, interest only payments until August 2009, collateralized by all of the Company's assets	$2,451,031	$5,045,961

10¼%, credit facility, senior secured term loan due 2012, interest only payments until September 2008, 48 equal monthly principal payments plus interest thereafter, collateralized by all of the Company's assets	6,100,000	4,000,000

4¾% Optimal license agreement, with a monthly payment of $24,800, due June 2011	815,009	944,391

7.5% GPSI license agreement, with a quarterly payment of $52,500, due September 2011	682,500	787,500

15% Lease assignment agreement, collateralized by all company rights, title and interest with respect for two lease agreements a) 72 month term and monthly payment of $6,184 and b) 48 month term and monthly payment of $4,515	475,000	-

7¾% Microsoft Capital notes payable due 2010, with a monthly payment of $5,451, collateralized by licensed software rights	144,272	166,496

7¾% Microsoft Capital notes payable due 2011, with a monthly payment of $5,563, collateralized by licensed software rights	160,346	182,575

8¾% Microsoft Capital notes payable due 2011, with a monthly payment of $2,064, collateralized by licensed software rights	69,822	77,439

10 7/10% First Insurance Funding notes payable, with a monthly payment of $6,147, due September 2008, collateralized by a security interest in returned premiums and certain loss payments	18,300	53,590

9.5 % First Insurance Funding note payable, with a monthly payment of $7,818, due January 2008, collateralized by a security interest in returned premiums and certain loss payments	46,053	7,752

Capital lease obligations, collaterilized by equipment, due 2009 to 2011	22,505	27,968

Total debt	10,984,838	11,293,672

Less: Current portion	(4,515,493)	(6,049,788)
Less:
Discount associated with warrants issued for Credit facility, 10¼% senior secured term loan due 2012	(573,825)	(643,182)
Discount associated with 7.5% GPSI license agreement due 2011	(74,689)	(98,606)

Long-term debt, net of current maturities and discounts	$5,820,831	$4,502,096

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a) As part of the revolving credit facility and senior secured note agreements entered into in August 2007, $851,114 was recorded as deferred financing costs which are being amortized using the effective interest method as follows:

Amortization
Period	Amount
2 years	$476,624
5 years	374,490
$851,114

(b) As part of the amended and restated financing agreement in April 2008, $1,386,489 was recorded as deferred financing costs which are being amortized using the effective interest method as follows:

Amortization
Period	Amount
29 months	$443,677
54 months	942,812
$1,386,489

Deferred financing costs and debt discounts amortized through interest expense were $105,549 and $2,995 for the three months and $188,982 and $378,601 for the six months, ended June 30, 2008 and June 30, 2007, respectively.

On August 17, 2008, we entered into a Security Agreement (the “Agreement”) with Calliope Capital Corporation (“Calliope”), which was subsequently amended and restated on April 10, 2008. ProLink Holdings Corp. (the “Company”) and its operating subsidiary, ProLink Solutions, LLC (“ProLink Solutions” and, together with the Company, the “ProLink Entities”), entered into a definitive Amended and Restated Security Agreement (the “Agreement”), by and among the ProLink Entities, Valens U.S. SPV I, LLC (“Valens U.S.”), Valens Offshore SPV I, Ltd. (“Valens Offshore”), PSource Structured Debt Limited (“PSource”), Calliope Capital Corporation (“Calliope” and, together with Valens U.S., Valens Offshore and PSource, the “Lenders”) and LV Administrative Services, Inc., as collateral agent for the Lenders (the “Agent”). The Agreement restated in its entirety that certain Security Agreement, dated as of August 17, 2007, by and among the ProLink Entities and Calliope and subsequently assigned to the other Lenders (the “Original Agreement”), as disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007. The parties to the Agreement also entered into certain related ancillary documents. The loan funded on April 10, 2008.

The $12,100,000 credit facility made available under the Agreement (the “Credit Facility”), which increased the facility under the Original Agreement by an aggregate amount of $3,100,000, consists of (i) an Amended and Restated Secured Revolving Note issued to Calliope, which increased the principal amount loaned thereunder from $5,000,000 to $6,000,000 (the “Revolver”) and (ii) a term loan (the “Term Loan”), consisting of Amended and Restated Secured Convertible Term Notes issued to each of Valens U.S., Valens Offshore and PSource, in the principal amounts of $1,465,325, $2,298,375 and $2,336,300, respectively (collectively, the “Term Notes”), which increased the aggregate principal amount loaned thereunder from $4,000,000 to $6,100,000. The Revolver matures on August 31, 2010, and the Term Loan matures on August 31, 2012 and requires amortization of its principal balance in 47 equal monthly payments of $101,667 beginning on October 1, 2008 with a final principal payment of $1,321,667 due and payable on the Term Loan maturity date, subject to acceleration upon the occurrence of an event on default. On and after August 17, 2008, the holder shall have the right to convert any portion of the outstanding amount of principal due under the Term Loan into shares of the Company’s common stock, at a fixed conversion price per share of (a) $1.35 with respect to the first $2,100,000 of the principal amount; (b) $1.40 with respect to the next $1,333,334 of the principal amount; (c) $1.50 with respect to the next $1,333,334 of the principal amount; and (d) $1.67 with respect to the remaining $1,333,332 of the principal amount.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with and subject to the closing of the Credit Facility, and pursuant to a proposal letter, the Company issued to Laurus Master Fund, Ltd. (“Laurus”), in favor of the Lenders, an aggregate of 1,000,000 shares of its common stock (the “Closing Shares”). The Closing Shares will be subject to a lock-up period until September 30, 2008, during which time Closing Shares cannot be sold or otherwise transferred without the prior written consent of the Company. Additionally, for the period from October 1, 2008 until June 30, 2009, any dispositions made by Laurus and the Lenders will be subject to the volume limitations under Rule 144 of the Securities Act of 1933, as amended.

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

On April 14, 2008, an additional 800,000 shares were issued to Merriman, Curhan and Ford for their services in connection with the closing of the Credit Facility and recorded as financing costs in connection with the Credit Facility.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Commitments and Contingencies

Litigation:

On May 15, 2006, a suit was filed against us in the Superior Court, Complex Litigation Docket, Hartford, Connecticut by Blackledge Country Club, Inc. The suit is based on a Service Agreement that was entered into for a GPS system manufactured, supplied, maintained and installed by the Company or with Textron (a contractor). The Company has indemnified Textron from claims from Blackledge. In the third party complaint, Blackledge alleges claims for indemnification, breach of contract and breach of warranty, fraud and negligent misrepresentation against Textron and the Company. Textron and the Company filed Motions to Dismiss the Third-Party Complaint, claiming that the contracts involved required arbitration of the claims. The Motion to Dismiss was denied. The parties conducted a mediation in Connecticut which was unsuccessful. After the mediation, the parties tried, unsuccessfully, to settle the case. A Motion for Summary Judgment is pending against the Company. Another mediation is scheduled for July 29, 2008. We agreed to pay $25,000 into the pool at NC Golf subject to Blackledge paying $80,000 into the pool. The agreement has not been signed yet. Trial has been set for October 21, 2008. It is difficult to determine the likelihood of an unfavorable outcome, however an unfavorable outcome is possible. The range of recovery for Blackledge on its claim against the Company is estimated between $0 and $450,000. At June 30, 2008, no liability has been reported in the accompanying condensed consolidated financial statements for any potential loss arising from this claim.

On November 3, 2007, the Company filed a patent litigation action and declaratory judgment action against GPS Industries, Inc. and UpLink Corporation (the “Patent Litigation”) in the United States District Court for the District of Arizona. The Patent Litigation alleges that both GPSI and UpLink infringe upon one or more of the Company’s patents and that an UpLink patent containing claims directed at advertising are invalid due to prior art. The judge in the case has required the parties to mediate the matter and a tentative date has been set for August 25, 2008.

In a related case, on July 16, 2008, GPS Industries, Inc. filed a complaint in the Northern District of Illinois alleging patent infringement.  The complaint alleges that ProLink Solutions, LLC, Prolink Holdings Corp., and two other defendants LinksCorp, Inc., and ABC National Television Sales, Inc., have infringed U.S. Patent No. 5,685,786 (the “‘786 Patent”) and U.S. Patent No. 5,438,518 (the “‘518 Patent”).  The ‘786 patent relates to a golf information system relating to golfer location including an “output” means which in addition displays a product or service advertisements or endorsements which GPSI alleges the Company infringes.  The '518 patent relates to Player's Positioning and Distance Finding which GPSI alleges the Company infringes.  Regarding the '786 patent, as discussed above, the Company had previously filed on November 3, 2007 in the United States District Court for the District of Arizona a complaint against GPSI and Uplink Corporation asking for a judgment that the '786 was invalid due to prior art and a declaratory judgment that the Company does not infringe patent '786.  The Company does not expect any loss contingencies from this action on either patent and as such has recorded no liability for any potential loss at June 30, 2008.

On February 8, 2008, the Company filed a Request for Arbitration with the International Chamber of Commerce (ICC) International Court of Arbitration with respect to a breach of contract dispute against Elumina Iberica, S.A, Elumina Iberica UK Limited, GP ADS, S.L. and GP ADS LTD and related parties as a result of multiple breaches, including non-payment, under its distribution agreement and in connection with the previously announced acquisition of Elumina. Both the distribution agreement and acquisition agreements were terminated in February 2008.

On February 8, 2008, the Company filed a complaint in the United States District Court in Phoenix, Arizona against Kevin Clarke, d/b/a Elumina Iberica UK Limited, a sole proprietorship, to recover damages for non-payment of goods sold and delivered by the Company. The Company has also served a Notice of Arbitration against Elumina Iberica, S.A. to commence an arbitration proceeding against Elumina Iberica, S.A. in accordance with the UNCITRAL Arbitration Rules for arbitration in Phoenix, Arizona as provided for in the parties’ Exclusive Licensing and Distribution Agreement. In the proceeding, the Company is seeking damages for non-payment of goods sold and delivered, breach of representations and warranties, legal fees and consequential damages.

On April 25, 2008 the Company filed a Demand for Arbitration with the American Arbitration Association against David Chessler and his related entities in relation to multiple breaches by Chessler of a November 7, 2005 Settlement Agreement.  These breaches include claims that Chessler or his entities acquired additional GPS systems in Europe, Chessler's placement of

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GPS systems in Mexico, Chessler's marketing GPS equipment while failing to disclose that said equipment was "used", and Chessler's financing non single course GPS systems.  Chessler has filed counter claims in the arbitration that the Company has interfered with the sale or lease of GPS systems in breach of the Settlement Agreement.  A preliminary hearing on this arbitration is scheduled for August 12, 2008.  The Company does not believe that any loss is probable and accordingly has not accrued a liability related to this complaint as of June 30, 2008.

On May 26, 2008, Roblor Marketing Group, Inc. (“Roblor”) filed a lawsuit in the United States District Court for the Southern District of Florida alleging that ProLink Holding Corp., ProLink Solutions, LLC (“ProLink”) and nine other defendants have infringed and continue to infringe United States Patent Number 5,507,485 (the “‘485 patent”) and seeking, inter alia, an award of monetary damages, costs and injunctive relief. (Roblor Marketing Group, Inc. v. ProLink Holding Corporation et al. (08-021496-CIV)). On July 25, 2008, ProLink filed its Answer, Affirmative Defenses and Counterclaims (“Answer”), wherein ProLink denied that it has infringed or is infringing the ‘485 patent, and further denied, inter alia, that Roblor is entitled to monetary damages, costs or injunctive relief. ProLink’s Answer also asserted counterclaims seeking a judicial declaration that that ‘485 patent is invalid, unenforceable and not infringed, and further seeking an award of attorneys’ fees, costs and other relief deemed just and proper by the court. ProLink will defend itself vigorously in this lawsuit. At June 30, 2008, no liability has been reported in the accompanying Condensed Consolidated Financial Statements for any potential loss arising from this claim.

On July 3, 2008, Mr. Kevin Clarke, t/a Elumina Iberica UK, ("Mr. Clarke") issued proceedings for defamation in the Queen's Bench Division of the English High Court against Mr. Lawrence Bain and ProLink. Mr. Clarke alleges that statements made by ProLink and Mr. Bain, in his capacity as CEO of ProLink, concerning the relationship between ProLink and Mr. Clarke, Elumina Iberica UK and Elumina Iberica SA are defamatory of him. Mr. Clarke is seeking injunctive relief and unspecified damages. ProLink and Mr. Bain deny liability and intend to vigorously defend the proceedings.

We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink.

Registration Payment Arrangements:

During the first quarter of 2007, through a private offering, we completed a sale of an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. In addition, pursuant to a Registration Rights Agreement, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. As of June 30, 2008, we have an effective registration statement covering these shares.

Registration Rights Agreement:

During the third quarter of 2007, we entered into a security agreement with Calliope (the “Calliope Agreement”), which was subsequently amended and restated as discussed in Note 8. In connection with the credit facility, we issued a common stock purchase warrant to Calliope. Pursuant to the warrant, Calliope is entitled to purchase from the Company, for a period of five years, 3,567,568 shares of common stock at an exercise price of $1.40 for the first one-third of the shares, $1.50 for the next one-third of the shares, and $1.60 for any additional shares.

Additionally, we entered into a registration rights agreement with Calliope. Under the registration rights agreement, we agreed to file a registration statement registering for resale shares of common stock of the Company issuable upon conversion of the term note and exercise of the warrant no later than 300 days after the date of the agreement, and to use commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable thereafter. As of June 30, 2008, we have an effective registration statement covering these shares. On April 10, 2008, we amended and restated the registration rights agreement and issued 1,000,000 shares of our common stock to Laurus Master Fund Ltd. We agreed to file a registration agreement registering for resale such shares, shares of our common stock issuable upon conversion on the term notes issued to Valens U.S., Valens Offshore and PSource and shares of our common stock issuable upon exercise of the warrant issued to Laurus. See Note 8 for a discussion of the amendment to the Registration Rights Agreement. As of June 30, 2008, we have not filed a registration statement related to the amended and restated Registration Rights Agreement.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Minimum Advertising Fee Guarantee:

Six contracts were added in the six months ended June 30, 2008, totaling $409,000 in guarantees and three contracts sold in the third quarter of 2007 contained a multi-year guarantee of minimum advertising fees to our customers. These guarantees are for approximately two to six years. The total amount of these guarantees is $589,000. We are accruing these guarantees in prepaid expenses and other current assets and other long-term liabilities on our condensed consolidated balance sheet. A summary of these guarantees for the remaining four fiscal years ending December 31 is as follows:

2008	116,000
2009	121,000
2010	111,000
2011	111,000
Thereafter	130,000
Total	589,000

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

Loan Commitment

We owe Merriman, Curhan and Ford $135,000 for services rendered in connection with the Credit Facility described in Note 8. Beginning in October 2008, payment will be $7,500 per month until April 2010.

SEC Comment Letter

The Company received a SEC comment letter on July 8, 2008 and is currently preparing a response to issues addressed therein. Included in the comments are several issues dealing with revenue recognition, which the Company believes we can adequately address. However, we can offer no assurance of the SEC's acceptance of our explanation which could potentially result in restatement or re-presentation of prior period.

10.	Stockholders’ Equity (Deficit)

Common Stock

Options and warrants exercised during the three month period ended June 30, 2008 and year ended December 31, 2007 were 25,000 and 3,568,626, respectively, resulting in the issuance of 21,078 and 3,268,399 common shares, respectively. 1,000,000 shares were issued in the first quarter of 2008 as part of our financing agreement with Laurus (see Note 8).

On April 14, 2008, an additional 800,000 shares were issued to Merriman, Curhan and Ford and recorded as offering costs in connection with the Credit Facility, see Note 8.

Series C Convertible Preferred Stock

The Company has 10,000,000 shares of authorized Preferred Stock as of June 30, 2008, with zero shares outstanding. A series of Preferred Stock (“Series C Convertible Preferred Stock”) consisting of 1,142 shares, with a par value of $.001 per share, were issued and subsequently converted to common stock during 2007.

11.	Stock Purchase Warrants

We have outstanding warrants to purchase shares of our common stock.  Warrants to purchase 12,959,142 shares of common stock were outstanding as of June 30, 2008, of which 12,692,476 were exercisable.  The exercise price of the warrants ranged from $1.22 to $2.00. The weighted average exercise price of warrants that were exercisable as of June 30, 2008 and December 31, 2007

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

was $1.42 and $1.41, respectively. The weighted average remaining contractual life of warrants outstanding as of June 30, 2008 was  3.89 years.

During the three months and six months ended June 30, 2008, stock based compensation expense related to warrants were $40,425 and $78,408, respectively, compared to $57,823 and $103,272 for the three and six months ended June 30, 2007. We utilize the same assumptions for calculating the fair value of warrants as we use in calculating the fair value of stock options (see Note 12).

12.	Stock Options

We have a 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) and a 2005 Employee, Director and Consultant Stock Plan (the “2005 Plan”). All options granted under the 2006 and 2005 Stock Option Plans have been granted with exercise prices at or above the market price on the day of the grant. There are 10,000,000 shares reserved under the 2005 Plan and 5,000,000 shares reserved under the 2006 plan. Stock based employee compensation cost is recognized as a component of selling, customer support and general and administrative expense in the Unaudited Condensed Consolidated Statement of Operations. The Company values all share-based payments to employees at fair value on the date of grant and expenses this value over the applicable vesting period, net of estimated forfeitures. The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. In addition, the Company also has historically granted a smaller number of stock-based awards at various times during the year for new employees, promotions and performance achievements.

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

The following assumptions were used in estimating the fair value of our options granted:

	For the Six Months Ended
	June 30, 2008	June 30, 2007

Risk-free interest rate	3.34% - 4.99%	4.71% - 5.31%
Weighted average expected life (years)	6.0	5.0 - 6.0
Expected volatility	60%	60%
Expected dividends	-	-

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

Stock option exercise prices are equal to the market value of our common stock on the date of the grant. During the three months ended June 30, 2008 and 2007,  1,000,000 and 515,000 employee options were granted and  1,233,387 and zero options were forfeited, respectively.   During the six months ended June 30, 2008 and 2007,  1,400,000 and 555,500 employee options were granted and  1,486,387 and 9,500 options were forfeited, respectively.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months and six months ended June 30, 2008, stock based compensation expense related to options was $202,027, and $418,669, respectively, compared to $226,854 and $605,353 of stock based employee compensation expense during the three months ended June 30, 2007. As of June 30, 2008, $1,323,257 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of 1.59 years. Additional information relative to our employee options outstanding as of June 30, 2008 is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2007	9,715,252	$1.21	8.6	$9,199,588	$-
Granted	1,400,000	0.57	-	489,639	-
Exercised (3)	(25,000)	0.08	-	(2,000)	-
Forfeited or expired	(1,486,387)	1.43	-	(1,506,631)	-
Outstanding June 30, 2008	9,603,865	$1.08	8.3	$8,180,596	$572,618

Exercisable June 30, 2008	5,899,635	$1.13	8.8	$5,903,897	$572,618

(1)	Remaining contractual term is presented in years.
(2)
The aggregate instrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of June 30, 2008, for those awards that have an exercise price currently below the closing price as of June 30, 2008. Awards with an exercise price above the closing price as of June 30, 2008 are considered to have no intrinsic value.

(3)	The aggregate intrinsic value for exercised options was $10,750 and zero for the three months ended June 30, 2008 and 2007 and $10,750 and $2,155,355 for the six months ended June 30, 2008 and 2007.

A summary of the status of the Company's nonvested shares as of June 30, 2008 and changes during the six months ended June 30, 2008 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at December 31, 2007	3,613,937	$0.91
Granted	1,400,000	0.55
Vested	(363,104)	0.74
Forfeited	(946,603)	0.92
Nonvested stock options at June 30, 2008	3,704,230	$0.61

13. Net Loss Per Share

Since we incurred a loss from continuing operations for the three and six month periods ended June 30, 2008 and 2007, potentially dilutive shares applicable to convertible preferred stock, senior secured convertible notes, options and warrants to purchase shares of stock were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive. Potentially dilutive common shares for both the three months and six months ended June 30, 2008 were 1,318,339, respectively, and for the three months and six months ended June 30, 2007 were 2,326,224 and 2,495,295, respectively. Dilutive common shares give effect to securities, such as stock options, warrants, and convertible securities which have the potential to be exercised.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss applicable to common shareholders	$(546,392)	(1,932,221)	$(2,131,838)	(7,706,684)

Weighted-average common shares outstanding (for basic EPS)	48,727,296	39,912,583	47,910,174	38,339,842
Add:
Dilutive share-based employee compensation (a)	-	-	-	-
Dilutive warrant shares (a)	-	-	-	-
Dilutive convertible term note (b)	-	-	-	-
Weighted-average common shares outstanding (for diluted EPS)	48,727,296	39,912,583	47,910,174	38,339,842

Basic EPS	$(0.01)	$(0.05)	$(0.04)	$(0.20)
Diluted EPS	$(0.01)	$(0.05)	$(0.04)	$(0.20)

(a)
1,318,339 and 2,326,224 of unexercised employee stock options and warrants were not included in the computation of diluted EPS for the three months ended June 30, 2008 and 2007, because to do so would have been anti-dilutive. (a) 1,318,339 and 2,495,295 of unexercised employee stock options and warrants were not included in the computation of diluted EPS for the six months ended June 30, 2008 and 2007, because to do so would have been anti-dilutive.

(b)
As of June 30, 2008, the convertible term debt instrument could not be converted into common stock due to the minimum stock price conversion feature. However, had the minimum stock price conversion feature been met along with other stipulations for conversion contained in the agreement, the convertible term debt could potentially have been converted to 2,588,432 shares of common stock. These shares were not included in the computation of diluted EPS for the period ended June 30, 2008 because to do so would have been anti-dilutive.

14.	Related Party Transactions

On May 16, 2008, ProLink Solutions, LLC, d/b/a ProLink Capital entered into an agreement with FOC Financial Limited Partnership (“FOC”) (the “FOC Agreement”) whereby FOC purchased the rights to collect fees and other payments under a certain agreement, dated April 3, 2008, by and between ProLink and Pacific Air Forces (“PACAF”) for $1,761,000 (the “Purchase Price”) (the “PACAF Agreement”). Under the PACAF Agreement, we agreed to install, service, support and maintain our Global Positioning System (“GPS”). Pursuant to the FOC Agreement and in consideration of the Purchase Price, we agreed to remarket to certain available purchasers any units of GPS that may be returned on behalf of FOC and, in the event of a change in control of ProLink, purchase FOC’s remaining interest in the FOC Agreement upon FOC’s election. As of June 30, 2008, approximately $0.8 million fees have been collected under this agreement.

As of July 23, 2008, Steven Fisher, Chairman of the Board of Directors, resigned as trustee for the Seaside Retreat LLC and the Sheryl Whiteman Trusts. These trusts collectively own approximately one million shares of the Company’s outstanding common stock.

15.	Sales and Marketing and Financing Agreements

E-Z-Go Sales and Marketing Agreement — In August 2000, ProLink, Inc. entered into a sales and marketing agreement with E-Z-Go. As part of the agreement, E-Z-Go arranged for system sales to a financing company who then leased the systems to golf courses. ProLink, Inc. and subsequently ProLink, received its cost plus a standard markup, with the remaining profit split between ProLink and E-Z-Go. ProLink also receives 50% of the Pay-for-Play revenue generated from the lease, after deductions for finance company debt service, administration fee and maintenance. We receive 70% of the administration fee and E-Z-Go receives 30%
of the administration fee. We provide maintenance and service for these courses and receive compensation for these services. The E-Z-Go agreement expired in 2005.

The Company has a past due receivable from E-Z-Go recorded at June 30, 2008 in connection with funds due the Company for services rendered under Pay-for-Play agreements billed and administered by E-Z-Go. E-Z-Go disagrees with our calculation of the past due receivable amount and actually claims an amount due to them. However, we believe that we have a strong position and will recover all amounts due.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain service revenues associated with Pay-for-Play leases are administered under an arrangement with NCG. Under the terms of the program, the Pay-for-Play transactions are pooled and are subject to a maximum reserve of 10% of the leases entered into during the first twelve months of the agreement. Further, any revenues received from Pay-for-Play transactions in excess of the debt service amount is held in escrow, up to an amount equal to the maximum reserve. As of June 30, 2008 and December 31, 2007, the reserve, presented in “Deposits and Other Assets” on the Unaudited Condensed Consolidated Balance Sheet was $856,410 for both periods presented.

16.	Subsequent / Other Events

Strategic Advisory Board – On April 22, 2008, the Company formed a Strategic Advisory Board which will have up to six members from a variety of professional backgrounds. The Board will meet regularly and provide the Company expert advice on a range of topics to bolster our industry-leading technology, golfer-friendly platform, customer support and internal operations. The Strategic Advisory Board will operate independent from our seven-member Board of Directors.

Longtime PGA Tour standout Brad Faxon was the first member appointed to the Board on April 22, 2008. Richard Spitz, Global Managing Partner of Korn/Ferry International’s Technology Market joined the Board on May 27, 2008. We will continue to add members as we identify likely candidates.

Board of Directors – Effective May 8, 2008, Ron Bension was appointed as a director to the Company’s Board of Directors. Mr. Bension is not currently expected to be appointed to any committees of the Company’s Board. Mr. Bension has not previously held any positions in the Company and does not have family relations with any directors or executive officers of the Company. Mr. Bension replaced David Chazen, who resigned from the Board of Directors on May 8, 2008.

As of July 23, 2008, Steven Fisher, Chairman of the Board of Directors, resigned as trustee for the Seaside Retreat LLC and the Sheryl Whiteman Trusts. These trusts collectively own approximately one million shares of the Company’s outstanding common stock.

Executive Officers – Effective August 6, 2008, the Company appointed Anthony S. Vitagliano as Senior Vice President, General Counsel and Corporate Secretary.

Litigation – On November 3, 2007, the Company filed a patent litigation action and declaratory judgment action against GPS Industries, Inc. and UpLink Corporation (the “Patent Litigation”) in the United States District Court for the District of Arizona. The Patent Litigation alleges that both GPSI and UpLink infringe upon one or more of the Company’s patents and that an UpLink patent containing claims directed at advertising are invalid due to prior art. The judge in the case has required the parties to mediate the matter and a tentative date has been set for August 25, 2008.

In a related case, on July 16, 2008, GPS Industries, Inc. filed a complaint in the Northern District of Illinois alleging patent infringement.  The complaint alleges that ProLink Solutions, LLC, Prolink Holdings Corp., and two other defendants LinksCorp,

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inc., and ABC National Television Sales, Inc., have infringed U.S. Patent No. 5,685,786 (the “‘786 Patent”) and U.S. Patent No. 5,438,518 (the “‘518 Patent”).  The ‘786 patent relates to a golf information system relating to golfer location including an “output” means which in addition displays a product or service advertisements or endorsements which GPSI alleges the Company infringes.  The '518 patent relates to Player's Positioning and Distance Finding which GPSI alleges the Company infringes.  Regarding the '786 patent, as discussed above, the Company had previously filed on November 3, 2007 in the United States District Court for the District of Arizona a complaint against GPS Inc. and Uplink Corporation asking for a judgment that the '786 was invalid due to prior art and a declaratory judgment that the Company does not infringe patent '786.  The Company does not expect any loss contingencies from this action on either patent and as such has recorded no liability for any potential loss at June 30, 2008.

On July 3, 2008, Mr. Kevin Clarke, t/a Elumina Iberica UK, ("Mr. Clarke") issued proceedings for defamation in the Queen's Bench Division of the English High Court against Mr. Lawrence Bain and ProLink Holdings Corporation ("ProLink"). Mr. Clarke alleges that statements made by ProLink and Mr. Bain, in his capacity as CEO of ProLink, concerning the relationship between ProLink and Mr. Clarke, Elumina Iberica UK and Elumina Iberica SA are defamatory of him. Mr. Clarke is seeking injunctive relief and unspecified damages. ProLink and Mr. Bain deny liability and intend to vigorously defend the proceedings.

PROLINK HOLDINGS CORP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement Disclosure:

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could,” “foresees,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in our Annual Report on Form 10-KSB for the year ended December 31, 2007 under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes filed with or in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-KSB for the year ended December 31, 2007, including the factors set forth in the section titled “Forward-Looking Statements” and other factors affecting future results, as well as our other filings made with the Securities and Exchange Commission (the “SEC”).

The principal offices of ProLink Holdings Corp. (the “Company” or “we”) are located at 410 South Benson Lane, Chandler, Arizona 85224 (telephone number (480) 961-8800 and website address http://www.goprolink.com). The Company makes available its reports on Form 10-KSB, 10-Q, and 8-K (as well as all amendments to these reports) on its website, at the Investor Relations section, free of charge, as soon as practicable after they have been electronically filed with the SEC.

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

ProLink currently develops and markets electronic yardage and management information systems (“Systems”), utilizing Global Positioning Satellites (GPS) to golf courses in North America, Europe, the Middle East, Japan, China, South Africa and Australia.

While the Systems provide yardage information for golfers, their primary benefit is their course management functionality to the golf course. ProLink offers maintenance services for all of its products.

Substantially all of the assets and operations of ProLink are located in Chandler, Arizona. International sales are made to companies in foreign countries who have executed a distribution agreement with ProLink, except for Japan and Canada, where ProLink sells directly to a publicly-held company that owns and operates golf courses.

On May 12, 2008, ProLink Solutions, LLC signed an exclusive distribution agreement with Sport Business Group to install our systems at golf courses and resorts throughout France. Sport Business Group will oversee the sales, installation and service of our screens mounted on golf carts in France. Sport Business Group and ProLink will partner on the advertising platform on the ProLink-installed courses across France, which potentially could include more than 400 courses.

On May 14, 2008, ProLink Solutions, LLC signed an exclusive distribution agreement with Golf Consulting Services to install our systems at golf courses and resorts in Spain and Portugal. Golf Consulting Services will oversee the sales, marketing, distribution and service of our golf course management systems in Spain and Portugal.

The market for GPS systems within the golf industry is extremely competitive and although there are a large number of courses worldwide and our penetration into the market is small, there is a finite number that fit our strategic demographic area. The typical golf course customer has been a high-end daily fee or resort course that is available to the public for play. Our results of operations are affected by local and national economic trends, weather that affects golf courses, technology changes in the GPS industry and the product development of our competitors, among other factors.

Results of Operations

The financial results for the three months ended June 30, 2008 and 2007 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations contained in this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for the full year.

Three Months Ended June 30, 2008 and 2007

	Three Months Ended
	June 30,	June 30,	Change
	2008	2007	$	%
REVENUES:
New System Sales	5,455,663	4,658,410	797,253	17.1%
Service Revenue	775,578	666,448	109,130	16.4%
Finance Revenue, net	315,509	-	315,509	n/a
Advertising Revenue	116,922	134,178	(17,256)	-12.9%

TOTAL REVENUE	6,663,672	5,459,036	1,204,636	22.1%

COST OF REVENUES:

New System Cost	2,533,746	2,334,491	199,255	8.5%
Service Cost	756,052	848,283	(92,231)	-10.9%
Advertising Cost	49,763	50,087	(324)	-0.6%
Finance Cost	24,618	-	24,618	n/a
Other Cost	4,338	36,579	(32,241)	-88.1%
TOTAL COST OF REVENUE	3,368,517	3,269,440	99,078	3.0%

GROSS MARGIN	3,295,155	2,189,596	1,105,558	50.5%

TOTAL OPERATING EXPENSES	3,372,107	4,105,002	(732,895)	-17.9%

INCOME (LOSS) FROM OPERATIONS	(76,952)	(1,915,406)	(1,838,454)	96.0%

TOTAL OTHER (INCOME) EXPENSE	469,440	196,378	273,062	139.0%

LOSS BEFORE TAXES	(546,392)	(2,111,784)	1,565,392	-74.1%

Revenue:

Total revenue was approximately $6.7 million and $5.5 million for the three months ended June 30, 2008 and 2007, respectively, representing an increase of approximately $1.2 million, or 22.1%. The increase in total revenue was driven primarily by increases in our core Upgrades sales of $1.2 million and our Domestic sales of $0.7 million. This $1.9 million increase was driven by our increased focus on sales in these areas. Upgrades were primarily driven by upgrades from our Gamestar systems to ProStar CPO and ProStar systems. Both ProStar systems offer increased functionality of course management and enhanced communication between the golfer, clubhouse and other course amenities. An increase in units drove the increase in Domestic new sales. Additionally, Domestic sales increased due to our previously announced sale with Pacific Air Force (“PACAF”) on various Air Force bases, which increased revenue by $0.7 million in the quarter. This sale was financed by a related party transaction as outlined in Note 14 above. Pursuant to the FOC Agreement and in consideration of the Purchase Price, we agreed to remarket to certain available purchasers any units of GPS that may be returned on behalf of FOC and, in the event of a change in control of ProLink, purchase FOC’s remaining interest in the FOC Agreement upon FOC’s election. The Company may elect to continue the financing arrangement with FOC if the opportunity is available. Sales from Financing of $0.3 million and Service of $0.8 million supplemented our increased sales.

Offsetting these increases was a decrease in International sales of $1.0 million. International revenue was $0.6 million for the second quarter of 2008 versus $1.6 million for the same period of 2007. The decrease in International sales is due to the termination of our relationship with our international distributor Elumina Iberica S.A and Elumina Iberica U.K. in February 2008. For the three month period ending June 30, 2008, international sales were 8.3% of overall sales compared to 29.4% for the same period for the prior year. In May 2008, we established relationships with new international distributors including distribution agreements for France, Spain and Portugal, as well as individual course sales in Canada. As a result of these relationships, we generated $0.6 million in sales during the quarter ended June 30, 2008 and we expect our International sales to increase in the coming quarters. By engaging individual distributors for various countries, we reduce the risk of concentration for any one territory, thus mitigating our risk exposure for individual customers.

Cost of Revenues:

Cost of revenues for the three months ended June 30, 2008 of $3.4 million increased approximately $0.1 million compared to the same period in 2007 of $3.3 million. The increased costs were related to the higher volume of Domestic ($0.7 million) and Upgrade ($1.2 million) sales, which is the result of our change in focus from International to Domestic sales.

Offsetting these increases were decreases in International sales of $0.5 million and Service sales of $0.1 million. The decrease in International cost of revenues is a result of the termination of the agreement with our previous distributor and reflects the result of the decrease in International sales. The Service cost decrease is driven by the decreased number of installed courses under service contract with direct billing from us. Our portfolios with E-Z-Go and NC Golf contain courses billed by those entities, with disbursements to us as certain pool requirements are satisfied. As part of the systems upgrade there is a lag time (grace period) of three to six months granted to the course whereby service payments are abated. The Company expects service revenue in the future to increase from its current level in the coming months.

Gross Margin

Gross margin for the three months ended June 30, 2008 was approximately $3.3 million, or 49.4% of total revenues, compared to approximately $2.2 million, or 40.1% of total revenues, for the three months ended June 30, 2007, an increase of 9.3%. Gross margin was impacted by the items above.

Gross margin on system sales was 53.6% for the three months ended June 30, 2008 versus 49.9% for the three months ended June 30, 2007, an increase of 3.7% overall. This is due primarily to the increase in the margin for Upgrades, 76.9% for first quarter 2008 versus 52.4% for second quarter 2007. Increased sales for Upgrades drove the increase in the margin. Also increasing was the International margin of 53.1%, an increase of 0.6% from the 2007 margin of 52.5% as our new distributors have incentives and different costs structures than our former international distributor.

Offsetting the impact of the incline in the Upgrade margin, Domestic system sales margin decreased 9.3%, at 37.8% for the three months ended June 30, 2008 versus 47.1% for the same period of 2007. The decrease is due to slightly lower sales prices in an effort to increase sales and our media footprint in certain demographic markets. Also, the second quarter is typically the most effective period to offer incentives to new buyers to purchase the system as this is typically the peak season for golf.

Gross margin was also significantly impacted by the improvement in our Service margin for the three months ended June 30, 2008, a positive margin of 2.5%, up from a loss margin of 27.3% for the three months ended June 30, 2007. Management expects gross margins on system sales to continue to improve in 2008 with continued sales of pre-owned GameStar systems at higher than average gross margin. Management also expects continued improvement on Service margin performance as newer service contracts at higher rates, as well as improved proximity of golf courses, result in more efficient service technician time and less travel expenses, which are expected to continue the path towards increased service profitability.

Operating Expenses

Total Operating Expenses:

Total operating expenses decreased $0.7 million, or 17.9%, to $3.4 million for the three months ended June 30, 2008 from $4.1 million over the same period in 2007. The decrease is primarily related to lower Sales and Marketing costs of approximately $0.2 million, Research and Development costs of $0.3 million and General and Administrative costs of $0.3 million. These decreases were offset by an increase in expenses relating to Partner Management and Customer Support of $0.1 million.

Sales and Marketing:

Sales and Marketing expenses of $0.7 million decreased $0.2 million for the three months ended June 30, 2008 from $0.9 million for the three months ended June 30, 2007. The decrease in Sales and Marketing expenses was primarily driven by a reduction in headcount of ten employees and the associated salary, bonus and travel expenses of $0.2 million.

Research and Development:

Research and Development expenses decreased by $0.3 million due to the elimination of the Research and Development department that was based in Ohio; therefore, in 2008, we expect minimal costs associated with the Research and Development department.

General and Administrative:

General and Administrative costs of $1.9 million for the three months ended June 30, 2008 decreased $0.3 million, or 15.1%, compared to the three months ended June 30, 2007 of $2.2 million. This decrease is primarily related to a decrease in headcount for back office support departments associated with the implementation of our strategic plan.

Partner Management and Customer Support:

The Partner Management group is the centralized department that is responsible for handling all of our existing golf course customer needs other than maintenance. Partner Management and customer support expenses were $0.9 million for the three months ended June 30, 2008, compared to $0.8 million for the same period in 2007, an increase of $0.1 million or 11.4%. This increase is primarily related to the capacity variance recognition. The capacity variance reallocates costs from cost of sales to operational expense. The basis of the capacity variance relates to excess employee capacity in the installation and graphics areas. During time not spent installing or upgrading courses to new systems, employees perform operations related activities (“OPEX”), primarily focusing on customer satisfaction, re-training course personnel and building partner relationships. Inventory support and production personnel utilize down time to concentrate on non-production specific projects. Graphics department personnel will work on marketing initiatives of ProLink and changing of graphics to the most cutting edge vision available. Recognizing the nature of the projects and training allows proper allocation of the capacity variance between cost of sales and operating expense charges.

Six Months Ended June 30, 2008 and 2007

	For the Six Months Ended
	June 30,	June 30,	Change
	2008	2007	$	%
REVENUES:
New System Sales	10,334,565	9,860,074	474,491	4.8%
Service Revenue	1,364,848	1,197,325	167,523	14.0%
Finance Revenue, net	529,959	981,786	(451,827)	-46.0%
Advertising Revenue	172,827	153,534	19,293	12.6%

TOTAL REVENUE	12,402,198	12,192,719	209,479	1.7%

COST OF REVENUES:
New System Cost	5,124,952	5,038,823	86,129	1.7%
Service Cost	1,289,832	1,728,832	(439,000)	-25.4%
Advertising Cost	66,510	66,260	250	0.4%
Finance Cost	51,779	-	51,779	n/a
Other Cost	11,274	205,765	(194,491)	-94.5%
TOTAL COST OF REVENUE	6,544,347	7,039,680	(495,333)	-7.0%

GROSS MARGIN	5,857,852	5,153,039	704,813	13.7%

TOTAL OPERATING EXPENSES	7,026,082	8,485,949	(1,459,867)	-17.2%

INCOME (LOSS) FROM OPERATIONS	(1,168,230)	(3,332,910)	2,164,680	-64.9%

TOTAL OTHER (INCOME) EXPENSE	963,608	652,836	310,772	47.6%

LOSS BEFORE TAXES	(2,131,838)	(3,985,746)	1,853,908	-46.5%

Revenue:

Total revenue was approximately $12.4 million and $12.2 million for the six months ended June 30, 2008 and 2007, respectively, representing an increase of approximately $0.2 million, or 1.7%. The increase in total revenue was driven primarily by increases in sales of our core Upgrades of $2.6 million and Domestic of $1.5 million. This $4.1 million increase was driven by our increased focus on sales in these areas. Upgrades were primarily driven by upgrades from our Gamestar systems to ProStar CPO and ProStar systems. Both ProStar systems offer increased functionality of course management and enhanced communication between the golfer, clubhouse and other course amenities. An increase in units drove the increase in Domestic new sales. Additionally, Domestic sales increased due to our previously announced sale with Pacific Air Force (“PACAF”) on various Air Force bases, which increased revenue by $0.8 million in the quarter. This sale was financed by a related party transaction as outlined in Note 14 above. Pursuant to the FOC Agreement and in consideration of the Purchase Price, we agreed to remarket to certain available purchasers any units of GPS that may be returned on behalf of FOC and, in the event of a change in control of ProLink, purchase FOC’s remaining interest in the FOC Agreement upon FOC’s election. The Company may elect to continue the financing arrangement with FOC if the opportunity is available. An increase in sales from Service of $0.2 million supplemented our increased sales.

Offsetting these increases were decreases in International sales of $3.7 million and Finance of $0.5 million. International revenue was $0.6 million for the six months ended June 30, 2008 versus $4.3 million for the same period of 2007. The decrease in International sales is due to the termination of our relationship with our international distributor Elumina Iberica S.A and Elumina Iberica U.K. in February 2008. For the six month period ending June 30, 2008, International sales were 5.1% of overall sales compared to 35.2% for the same period for the prior year. Our former international distributor accounted for $6.4 million in revenues for the full year 2007. In May 2008, we established relationships with new international distributors including distribution agreements for France, Spain and Portugal, as well as individual course sales in Canada. As a result of these relationships, we generated $0.6 million in sales during the six months ended June 30, 2008 and we expect our International sales to increase in the coming quarters. By engaging individual distributors for various countries, we reduce the risk of concentration for any one territory, thus mitigating our risk exposure for individual customers. The decrease in Finance sales for the six month period of 2008 compared to 2007 is due to the decision of customers eligible for lease renewals to upgrade to our newer systems rather than refinance their existing systems during the first quarter of the year.

Cost of Revenues:

Cost of revenues for the six months ended June 30, 2008 of $6.5 million decreased approximately $0.5 million compared to the same period in 2007 of $7.0 million. Driving the decrease were International ($2.0 million) and Service ($0.4 million). The decrease in International cost of revenues is a result of the termination of the agreement with our previous distributor and reflects the result of the decrease in international sales. The Service cost decrease is driven by the decreased number of installed courses under service contract with direct billing from us. Our portfolios with E-Z-Go and NC Golf contain courses billed by those entities, with disbursements to us as certain pool requirements are satisfied. As part of the systems upgrade there is a lag time (grace period) of three to six months granted to the course whereby service payments are abated. The Company expects service revenue in the future to increase from its current level in the coming months.

Offsets to the decreased costs were related to the higher volume of sales of Domestic sales of $1.6 million and Upgrades sales of $0.5 million, which is the result of our change in focus from International to Domestic sales.

Gross Margin

Gross margin for the six months ended June 30, 2008 was approximately $5.9 million, or 47.2% of total revenues, compared to approximately $5.2 million, or 42.3% of total revenues, for the six months ended June 30, 2007. Gross margin was impacted by the items above.

Gross margin on system sales was 50.4% for the six months ended June 30, 2008 versus 48.9% for the six months ended June 30, 2007, due primarily to the increase in the margin for Upgrades, 71.5% for second quarter 2008 versus 52.5% for second quarter 2007. An 176.5% increase in sales of Upgrades drove the increase in the margin. Also, the International margins increased 4.6% period over period, as our new distributors have incentives and different cost structures than our former international distributor.

Offsetting the impact of the incline in the Upgrade margin, Domestic system sales margin decreased by 14.2%, at 34.9% for the six months ended June 30, 2008 versus 49.1% for the same period of 2007. The decrease is due to slightly lower sales prices in an effort to increase sales and our media footprint in certain demographic markets. Also, the second quarter is typically the most effective period to offer incentives to new buyers to purchase the system as this is typically the peak season for golf.

Gross margin was also significantly impacted by the improvement in our Service margin for the six months ended June 30, 2008, a positive margin of 5.5%, up from a loss margin of 44.4% for the six months ended June 30, 2007. Management expects gross margins on system sales to continue to improve in 2008 with continued sales of pre-owned GameStar systems at higher than average gross margin. Management also expects continued improvement on service margin performance as newer service contracts at higher rates, as well as improved proximity of golf courses, result in more efficient service technician time and less travel expenses, which are expected to continue the path towards increased service profitability.

Operating Expenses

Total Operating Expenses:

Total operating expenses decreased $1.5 million, or 17.2%, to $7.0 million for the six months ended June 30, 2008 from $8.5 million over the same period in 2007. The decrease is primarily related to lower Sales and Marketing costs of approximately $0.8 million, Research and Development costs of $0.6 million and General and Administrative costs of $0.5 million. These decreases were offset by an increase of expenses in Partner Management and Customer Support of $0.5 million.

Sales and Marketing:

Sales and Marketing expenses of $1.6 million decreased $0.8 million for the six months ended June 30, 2008 from $2.4 million for the six months ended June 30, 2007. The Sales and Marketing decrease was primarily driven by a reduction in headcount of ten employees and the associated salary, bonus and travel expenses of $0.4 million. Also contributing to the decrease was lower advertising and commission expenses and marketing rebates of $0.6 million.

Research and Development:

Research and Development expenses decreased by $0.6 million due to the elimination of the Research and Development department that was based in Ohio; therefore, in 2008, we expect minimal costs associated with the Research and Development department.

General and Administrative:

General and Administrative costs of $3.7 million for the six months ended June 30, 2008 decreased $0.5 million, or 11.4%, compared to the six months ended June 30, 2007 of $4.2 million. This decrease is primarily related to a decrease in headcount for back office support departments associated with the implementation of our strategic plan.

Partner Management and Customer Support:

The Partner Management group is the centralized department that is responsible for handling all of our existing golf course customer needs other than maintenance. Partner management and customer support expenses were $1.7 million for the six months ended June 30, 2008, compared to $1.3 million for the same period in 2007, an increase of $0.4 million or 36.9%. This increase is primarily related to the capacity variance recognition. The capacity variance reallocates costs from cost of sales to operational expense. The basis of the capacity variance relates to excess employee capacity in the installation and graphics areas. During time not spent installing or upgrading courses to new systems, employees perform operations related activities (“OPEX”), primarily focusing on customer satisfaction, re-training course personnel and building partner relationships. Inventory support and production personnel utilize down time to concentrate on non-production specific projects. Graphics department personnel will work on marketing initiatives of ProLink and changing of graphics to the most cutting edge vision available. Recognizing the nature of the projects and training allows proper allocation of the capacity variance between cost of sales and operating expense charges.

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

Management has taken several actions to ensure that the Company will continue as a viable entity through December 31, 2008, including the implementation of a plan to reduce overhead expenses and personnel, and reductions in discretionary expenditures. Further, as discussed in Note 8 of the Condensed Consolidated Financial Statements, filed herewith, the Company has entered into a revised agreement with Calliope Capital Corporation for an increase in the Company’s term loan by $2,100,000 and an increase in the Company’s revolving credit facility of $1,000,000. Management believes that these actions will enable the Company to fund operations through 2008. There is no remaining availability under the Credit Facility at June 30, 2008 but it will become available through the normal course of business with the collection of our receivables.

Our current priorities for the use of our cash are investment in projects intended to generate additional revenue, increase our product delivery and operational effectiveness, and fund our liquidity needs.

We have no present intention to use our available funds to pay cash dividends.

At June 30, 2008, we had $2,450,032 in cash and cash equivalents, compared to $2,829,496 at December 31, 2007.

Cash provided by/(used in) operating activities was $820,582 and $(7,654,703) for the six months ended June 30, 2008 and 2007, respectively. The increase in cash provided by operating activities primarily relates to cash used in working capital components, which was $2.1 million and $(4.9 million), for the six months ended June 30, 2008 and 2007, respectively.

Cash used for investing activities was $46,027 and $556,625 for the six months ended June 30, 2008 and 2007, respectively.

Financing activities used approximately $1,154,020 in net cash for the six months ended June 30, 2008, compared to $7,167,773 for the same period in 2007. The financing activities primarily related to the principal payments on debt offset by proceeds from our credit facility with Calliope Capital Corporation.

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

The $12,100,000 credit facility made available under the Agreement (the “Credit Facility”), which increased the facility under the Original Agreement by an aggregate amount of $3,100,000, consists of (i) an Amended and Restated Secured Revolving Note issued to Calliope, which increased the principal amount loaned thereunder from $5,000,000 to $6,000,000 (the “Revolver”) and (ii) a term loan (the “Term Loan”), consisting of Amended and Restated Secured Convertible Term Notes issued to each of Valens U.S., Valens Offshore and PSource, in the principal amounts of $1,465,325, $2,298,375 and $2,336,300, respectively (collectively, the “Term Notes”), which increased the aggregate principal amount loaned thereunder from $4,000,000 to $6,100,000. The Revolver matures on August 31, 2010, and the Term Loan matures on August 31, 2012 and requires amortization of its principal balance in 47 equal monthly payments of $101,667 beginning on October 1, 2008 with a final principal payment of $1,321,667 due and payable on the Term Loan maturity date, subject to acceleration upon the occurrence of an event on default. On and after August 17, 2008, the holder shall have the right to convert any portion of the outstanding amount of principal due under the Term Loan into shares of the Company’s common stock, at a fixed conversion price per share of (a) $1.35 with respect to the first $2,100,000 of the principal amount; (b) $1.40 with respect to the next $1,333,334 of the principal amount; (c) $1.50 with respect to the next $1,333,334 of the principal amount; and (d) $1.67 with respect to the remaining $1,333,332 of the principal amount.

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

In connection with and subject to the closing of the Credit Facility, and pursuant to a proposal letter, the Company issued to Laurus Master Fund, Ltd. (“Laurus”), in favor of the Lenders, an aggregate of 1,000,000 shares of its common stock (the “Closing Shares”). The Closing Shares will be subject to a lock-up period until September 30, 2008, during which time Closing Shares cannot be sold or otherwise transferred without the prior written consent of the Company. Additionally, for the period from October 1, 2008 until June 30, 2009, any dispositions made by Laurus and the Lenders will be subject to the volume limitations under Rule 144 of the Securities Act of 1933, as amended.

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

Summary of Critical Accounting Policies and Estimates:

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to (i) useful lives of intangibles; (ii) impairment analyses; (iii) depreciable lives of assets; (iv) income tax valuation allowances; (v) contingency and litigation reserves; (vi) inventory valuation; (vii) allowances for accounts receivable, cash discounts, sales incentives and sales returns; (viii) valuation assumptions for share-based payments and (ix) valuation of lease residuals. We base our estimates on historic experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the business environment in which we operate and changes in the regulations governing the manner in which we manufacture and/or sell our products.

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

Item 3. Quantitative and Qualitative About Market Risk

Not applicable because we are a smaller reporting company.

Item 4T. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed: (i) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (ii) to ensure that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15)e) and 15d-15(e) are effective.

Changes in Internal Controls over Financial Reporting.

We have evaluated our internal control over financial reporting as of the end of our second fiscal quarter of 2008, the period covered by this Quarterly Report on Form 10-Q, as discussed above. There were no changes in our internal control over financial reporting (as such term is defined in Rule 12 a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On May 15, 2006, a suit was filed against us in the Superior Court, Complex Litigation Docket, Hartford, Connecticut by Blackledge Country Club, Inc. The suit is based on a Service Agreement that was entered into for a GPS system manufactured, supplied, maintained and installed by the Company or with Textron (a contractor). The Company has indemnified Textron from claims from Blackledge. In the third party complaint, Blackledge alleges claims for indemnification, breach of contract and breach of warranty, fraud and negligent misrepresentation against Textron and the Company. Textron and the Company filed Motions to Dismiss was denied. The parties conducted a mediation in Connecticut which was unsuccessful. After the mediation, the parties tried, unsuccessfully, to settle the case. A Motion for Summary Judgment is pending against the Company. Another mediation is scheduled for July 29, 2008. Trial has been set for October 21, 2008. It is difficult to determine the likelihood of an unfavorable outcome, however an unfavorable outcome is possible. The range of recovery for Blackledge on its claim against the Company is estimated between $0 and $450,000. At June 30, 2008, no liability has been reported in the accompanying condensed consolidated financial statements for any potential loss arising from this claim.

On April 25, 2008 the Company filed a Demand for Arbitration with the American Arbitration Association against David Chessler and his related entities in relation to multiple breaches by Chessler of a November 7, 2005 Settlement Agreement.  These breaches include claims that Chessler or his entities acquired additional GPS systems in Europe, Chessler's placement of GPS systems in Mexico, Chessler's marketing GPS equipment while failing to disclose that said equipment was "used", and Chessler's financing non single course GPS systems.  Chessler has filed counter claims in the arbitration that the Company has interfered with the sale or lease of GPS systems in breach of the Settlement Agreement.  A preliminary hearing on this arbitration is scheduled for August 12, 2008.  The Company does not believe that any loss is probable and accordingly has not accrued a liability related to this complaint as of June 30, 2008.

On May 26, 2008, Roblor Marketing Group, Inc. (“Roblor”) filed a lawsuit in the United States District Court for the Southern District of Florida alleging that ProLink Holdings Corporation, ProLink Solutions, LLC (“ProLink”) and nine other defendants have infringed and continue to infringe United States Patent Number 5,507,485 (“the ‘485 patent”) and seeking, inter alia, an award of monetary damages, costs and injunctive relief. (Roblor Marketing Group, Inc. v. ProLink Holding Corporation et al. (08-021496-CIV)). On July 25, 2008, ProLink filed its Answer, Affirmative Defenses and Counterclaims (“Answer”), wherein ProLink denied that it has infringed or is infringing the ‘485 patent, and further denied, inter alia, that Roblor is entitled to monetary damages, costs or injunctive relief. ProLink’s Answer also asserted counterclaims seeking a judicial declaration that that ‘485 patent is invalid, unenforceable and not infringed, and further seeking an award of attorneys fees, costs and other relief deemed just and proper by the court. ProLink will defend itself vigorously in this lawsuit. At June 30, 2008, no liability has been reported in the accompanying Condensed Consolidated Financial Statements for any potential loss arising from this claim.

We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2008, an additional 800,000 shares of common stock were issued to Merriman, Curhan and Ford and recorded as offering costs in connection with the Credit Facility, as disclosed above in Item 1, which is incorporated herein by reference. Such securities were issued pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	Exclusive Licensing and Distribution Agreement, by and between ProLink Solutions, LLC and Sport Business Group, dated as of May 12, 2008. +*
10.2	Exclusive Licensing and Distribution Agreement, by and between ProLink Solutions, LLC and Golf Consulting Services, dated as of May 14, 2008. +*
10.3	Assignment of Lease, by and between ProLink Solutions, LLC and FOC Financial Limited Partnerhip, dated as of May 16, 2008. +*
31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith
*
We have requested confidential treatment for certain provisions contained in this exhibit. The confidential portion has been so omitted in the copy filed as an exhibit and has been filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chandler, State of Arizona, on this 14th day of August, 2008.

PROLINK HOLDINGS CORP.

By:	/s/ Lawrence D. Bain
Lawrence D. Bain
Chief Executive Officer and Chief Financial Officer
(Authorized Officer, Principal Executive Officer and Principal Financial Officer)