Form 10-Q
period 2008-09-30
ProLink Holdings Corp.
filed 2008-11-14
CIK 1072816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 49,059,185 shares of common stock, par value of $0.0001 per share, outstanding as of November 13, 2008.

PROLINK HOLDINGS CORP.
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

PROLINK HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$727,924	$2,829,496
Accounts receivable, net of an allowance for doubtful accounts
of $5,356,733 and $5,221,919, respectively	4,972,429	4,159,184
Inventories, net of allowance of $293,071 and $239,373	2,541,181	2,619,457
Prepaid expenses and other current assets	1,691,444	1,611,382
TOTAL CURRENT ASSETS	9,932,978	11,219,519

EQUIPMENT, NET	596,822	774,852
INTANGIBLE ASSETS, net of accumulated amortization of $1,427,130 and $1,126,045	1,759,491	2,059,776
GOODWILL	259,149	259,149
INTEREST IN RESIDUAL LEASE EQUIPMENT	6,459,632	5,060,938
DEPOSITS AND OTHER ASSETS	3,143,542	1,963,727

TOTAL ASSETS	$22,151,614	$21,337,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,550,150	$4,427,266
Accrued liabilities	2,170,439	2,169,024
Current portion of long-term debt	4,644,100	6,049,788
Deferred revenue	110,695	195,680
TOTAL CURRENT LIABILITIES	13,475,384	12,841,758

LONG-TERM DEBT, net of current portion and discount of $600,156 and $741,788	6,123,998	4,502,096
OTHER LONG-TERM LIABILITIES	629,000	130,000

TOTAL LIABILITIES	20,228,382	17,473,854

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series C Preferred shares, par value $.001, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common shares, par value $.0001; 200,000,000 shares authorized;
49,059,185 and 47,038,108 issued and outstanding
at September 30, 2008 and December 31, 2007	4,906	4,704
Additional paid-in capital	35,766,870	33,989,336
Accumulated deficit	(33,848,544)	(30,129,933)
TOTAL STOCKHOLDERS' EQUITY	1,923,232	3,864,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,151,614	$21,337,961

 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

PROLINK HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
New System Sales
Domestic	$3,551,783	$1,830,180	$9,071,009	$5,788,754
International	209,997	1,842,125	842,932	6,133,653
Upgrades	409,585	1,417,548	4,488,720	2,892,845
Total New System Sales	4,171,365	5,089,853	14,402,661	14,815,252

Service Revenue	896,272	697,844	2,261,120	1,895,170
Finance Revenue, net	302,579	226,611	832,538	1,208,396
Advertising Revenue	257,539	555,001	430,366	708,534
Other Revenue	58,615	22,987	161,884	157,662
TOTAL REVENUE	5,686,370	6,592,296	18,088,569	18,785,014

COST OF REVENUES:
New System Cost:
Domestic	1,481,611	751,779	4,297,629	2,837,190
International	103,163	871,623	406,007	3,123,961
Upgrades	137,152	688,743	2,143,242	1,389,816
Total New System Cost	1,721,926	2,312,145	6,846,878	7,350,967

Service Cost	912,898	856,774	2,202,730	2,585,607
Advertising Cost	91,963	220,848	158,473	287,108
Finance Cost	54,559	11,412	106,338	167,729
Other Cost	6,834	29,784	18,108	79,232
TOTAL COST OF REVENUE	2,788,180	3,430,963	9,332,527	10,470,643

GROSS MARGIN	2,898,190	3,161,333	8,756,042	8,314,371

OPERATING EXPENSES:
Sales and Marketing	652,213	750,859	2,215,934	3,182,085
Partner Management and Customer Support	823,709	540,340	2,540,282	1,794,038
Research and Development	-	139,687	-	713,893
General and Administrative	2,500,293	2,135,617	6,246,081	6,362,435
TOTAL OPERATING EXPENSES	3,976,215	3,566,503	11,002,297	12,052,451

INCOME (LOSS) FROM OPERATIONS	(1,078,025)	(405,170)	(2,246,255)	(3,738,080)

OTHER (INCOME) EXPENSE:
Interest Expense	389,249	587,333	987,518	1,273,157
Other (Income) Expense	119,499	(268)	484,841	(33,257)
TOTAL OTHER (INCOME) EXPENSE	508,748	587,065	1,472,356	1,239,900

LOSS BEFORE TAXES	(1,586,773)	(992,235)	(3,718,611)	(4,977,980)

Income Tax Provision	-	-	-	-

NET LOSS	(1,586,773)	(992,235)	(3,718,611)	(4,977,980)
Dividends on Series C Preferred Shares	-	-	-	(3,720,938)
NET LOSS APPLICABLE
TO COMMON SHAREHOLDERS	$(1,586,773)	$(992,235)	$(3,718,611)	$(8,698,918)

BASIC LOSS PER COMMON SHARE	$(0.03)	$(0.02)	$(0.08)	$(0.21)

DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.02)	$(0.08)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	49,017,882	46,394,212	48,282,106	41,055,218
Diluted	49,017,882	46,394,212	48,282,106	41,055,218

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

PROLINK HOLDINGS CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007

Net loss	$(3,718,611)	$(4,977,980)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	559,470	549,266
Stock-based compensation	748,089	1,049,310
Amortization of warrants related to financing	232,487	441,931
Non-cash interest payment	589,993	78,705
Residual value of leases	(1,398,694)	(489,252)
Provision for uncollectible receivables	134,814	61,673
Provision for slow moving inventory	53,698	-
Accretion of discount on notes payable	141,633	426,759
Amortization of prepaid consulting	61,593	-
Amortization of Laurus and Merriman stock	138,856	-

Changes in working capital components:
Accounts receivable	(948,059)	(5,350,512)
Inventories	24,578	(413,805)
Prepaid expenses and other assets	(214,677)	(829,460)
Accounts payable	2,122,884	(150,274)
Accrued liabilities	1,415	(689,573)
Deferred revenue	(84,985)	(98,444)
Other long-term accrued liabilities	499,000	130,000

Net cash used in operating activities	(1,056,516)	(10,261,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(81,156)	(131,375)
Purchase of Scorecast	-	(429,150)

Net cash used in investing activities	(81,156)	(560,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(18,483,961)	(10,109,573)
Proceeds from sale of Series C Convertible Preferred Stock and receipt of stock
subscription receivables	-	11,420,000
Fees paid in connection with financing transaction	(346,289)	(1,749,872)
Proceeds from Laurus term debt	2,100,000	-
Proceeds from Laurus restated and amended agreement	15,217,090	6,487,737
Proceeds from revolving line of credit	-	1,900,000
Proceeds from credit facilities	-	835,907
Proceeds from FOC agreement	-	1,341,886
Proceeds from Hastings agreement	475,000	-
Proceeds on the borrowing on notes payable	74,260	67,659
Net cash used by financing activities	(963,900)	10,193,744

NET DECREASE IN CASH	(2,101,572)	(628,437)
Cash and cash equivalents, at beginning of the period	2,829,496	2,448,354
Cash and cash equivalents, at end of the period	$727,924	$1,819,917

- Cash paid in the nine months ended September 30, 2008 and 2007 for interest expense was $94,821 and $307,127, respectively.

- No cash was paid in the nine months ended September 30, 2008 and 2007 for income taxes.

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

2. Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141(R) will have upon adoption on our accounting for future acquisitions.

In April 2008, the FASB issued FSP 142-3, “Determining the Useful Life of Intangible Assets” ("FSP 142-3"). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS No. 162 will be effective ninety days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. We do not expect the adoption of SFAS No. 162 will have a material impact on our financial condition or results of operation.

In September 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

In September 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

In October 2008, FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the period ended September 30, 2008.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2008	2007

Unamortized loan costs	$596,685	$411,400
Unamortized loan costs - warrants	247,712	435,547
Prepaid advertising	500,091	236,424
Prepaid insurance	89,811	168,935
Prepaid expenses and rent	135,268	168,089
Deferred financing costs	68,603	-
Deferred development costs	-	146,315
Prepaid consulting	53,274	44,672
Prepaid expenses and other current assets	$1,691,444	$1,611,382

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2008	2007

Manufacturing equipment	$116,063	$116,063
Course assets	25,024	25,024
Office equipment and fixtures	110,050	108,052
Computer hardware	312,846	286,606
Computer software*	908,104	855,187
Leasehold improvements	100,289	100,289
Total property and equipment	1,572,376	1,491,221
Less: Accumulated depreciation	(975,554)	(716,369)
Property and equipment, net	$596,822	$774,852

*Includes $100,000 of software purchased in ScoreCast acquisition. This amount is being amortized over a three year life. Unamortized amount at September 30, 2008 and December 31, 2007 was $41,667 and $66,667, respectively.

Depreciation expense was $89,137 and $89,209 for the three months ended September 30, 2008 and 2007, respectively, and $259,185 and $254,402 for the nine months ending September 30, 2008 and 2007, respectively.

At September 30, 2008 and December 31, 2007, all property and equipment were pledged as collateral for a line of credit, notes payable or capital lease.

5. Interest in Residual Lease Equipment

Interest in Residual Lease Equipment consists of the following:

	September 30,	December 31,
	2008	2007
Residual interests in equipment purchased from E-Z-Go	$746,610	$1,181,885
Parview residuals acquisition	276,446	311,994
Residuals recognized on system sales	5,312,525	3,284,422
Yamaha residuals acquisition	124,051	282,637
Interest in residual lease equipment	$6,459,632	$5,060,938

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Deposits and Other Assets

Deposits and other assets consist of the following:

	September 30,	December 31,
	2008	2007
Deposits	$136,755	$38,144
Course holdbacks, net of reserve	19,832	52,973
Unamortized loan costs	1,110,503	542,017
Unamortized loan costs - warrants	226,673	271,325
Deferred advertising expense	629,000	-
Accounts receivable - long term portion	164,369	202,860
Accounts receivable - NCG restricted cash	856,410	856,410
Deposits and other assets	$3,143,542	$1,963,729

7.  Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following:

	September 30,	December 31,
	2008	2007
Wages, commission and related benefits	$522,481	$352,582
Professional fees	398,780	182,175
Accrued vendor liability	276,235	617,345
Customer deposits	13,284	25,000
Accrued advertising commitments	428,463	241,190
Accrued liability for lease buyouts	466,242	710,651
Sales tax payable	64,954	40,081
Accrued Liabilities	$2,170,439	$2,169,024

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Debt

Debt consists of the following:

	September 30,	December 31,
	2008	2007

10¼%, revolving credit facility, due 2009, interest only payments until August 2009, collateralized by all of the Company's assets	$3,013,523	$5,045,961

10¼%, credit facility, senior secured term loan due 2012, interest only payments until September 2008, 48 equal monthly principal payments plus interest thereafter, collateralized by all of the Company's assets	6,100,000	4,000,000

4¾% Optimal license agreement, with a monthly payment of $24,800, due June 2011	750,030	944,391

7.5% GPSI license agreement, with a quarterly payment of $52,500, due September 2011	630,000	787,500

15% Lease assignment agreement, due 2013 with a monthly payment of $11,300	475,000	-

7¾% Microsoft Capital notes payable due 2010, with a monthly payment of $5,451, collateralized by licensed software rights	135,188	166,496

7¾% Microsoft Capital notes payable due 2011, with a monthly payment of $5,563, collateralized by licensed software rights	151,238	182,575

8¾% Microsoft Capital notes payable due 2011, with a monthly payment of $2,064, collateralized by licensed software rights	65,124	77,439

10 7/10% First Insurance Funding notes payable, with a monthly payment of $6,147, due September 2008, collateralized by a security interest in returned premiums and certain loss payments	-	53,590

6.05 % First Insurance Funding note payable, with a monthly payment of $5,918, due April 2009, collateralized by a security interest in returned premiums and certain loss payments	28,914	-

9.5 % First Insurance Funding note payable, with a monthly payment of $7,818, due January 2008, collateralized by a security interest in returned premiums and certain loss payments	-	7,752

Capital lease obligations, collateralized by equipment, due 2009 to 2011	19,237	27,968

Total debt	11,368,254	11,293,672

Less: Current portion	(4,644,100)	(6,049,788)
Less:
Discount associated with Warrants issued for Credit facility, 10¼% senior secured term loan due 2012,	(536,274)	(643,182)
Discount associated with 7.5% GPSI license agreement due 2011	(63,882)	(98,606)

Long-term debt, net of current maturities and discounts	$6,123,998	$4,502,096

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a) As part of the revolving credit facility and senior secured note agreements entered into in August 2007, $851,114 was recorded as deferred financing costs which are being amortized using the effective interest method as follows:

Amortization
Period	Amount
2 years	$476,624
5 years	374,490
$851,114

(b) As part of the amended and restated financing agreement in April 2008, $1,363,224 was recorded as deferred financing costs which are being amortized using the effective interest method as follows:

Amortization
Period	Amount
29 months	$436,232
54 months	926,992
$1,363,224

Deferred financing costs and debt discounts amortized through interest expense were $246,623 and $117,008 for the three months and $713,453 and $117,008 for the nine months, ended September 30, 2008 and September 30, 2007, respectively.

On April 10, 2008, we entered into a definitive Amended and Restated Security Agreement (the “Amended Agreement”) with Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., PSource Structured Debt Limited, Calliope Capital Corporation (collectively, the “Lenders” and each a "Lender") and LV Administrative Services, Inc., as collateral agent for the Lenders. The Amended Agreement amended and restated in its entirety the Security Agreement we entered into with Calliope Capital Corporation (and subsequently assigned to the other lenders) on August 17, 2007.

The $12,100,000 credit facility made available under the Amended Agreement (the “Credit Facility”), which increased the facility under the original agreement by an aggregate amount of $3,100,000, consists of an (i) amended and restated secured revolving note issued to Calliope Capital Corporation, which increased the principal amount from loaned thereunder $5,000,000 to $6,000,000 (the “Revolver”) (ii) and a term loan (the “Term Loan”), consisting of amended and restated secured convertible term notes issued to each of Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited, in the principal amounts of $1,465,325, $2,298,375 and $2,336,300, respectively (collectively, the “Term Notes”), which increased the aggregate principal amount loaned thereunder from $4,000,000 to $6,100,000. The Revolver matures on August 31, 2010, and the Term Loan matures on August 31, 2012 and requires amortization of its principal balance in 60 equal monthly payments beginning on October 1, 2008 subject to acceleration upon the occurrence of an event of default. On and after August 17, 2008, the holder has the right to convert any portion of the outstanding amount of principal due under the Term Loan into shares of our common stock, at a fixed conversion price per share of (a) $1.35 with respect to the first $2,100,000 of the principal amount; (b) $1.40 with respect to the next $1,333,334 of the principal amount; (c) $1.50 with respect to the next $1,333,334 of the principal amount; and (d) $1.67 with respect to the remaining $1,333,332 of the principal amount. Pursuant to and in connection with the Amended Agreement, we granted to the Lenders a security interest in our assets, property and intellectual property, and pledged to the Lenders the Company’s ownership interest in ProLink Solutions.

The borrowings under the Revolver and the Term Loan will bear interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus 2.5%, subject to a floor of 9% and a cap of 13%. Upon an event of default under the loan, we are obligated to pay additional interest on the outstanding principal balance in an amount equal to 2% per month until the default is cured. The Agreement requires us to meet certain financial tests, including, on the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2009: a consolidated EBITDA (as defined in the Amended Agreement) for the prior four fiscal quarters of not less than $5,000,000; a consolidated leverage ratio not greater than 4.0 to 1.0; and a consolidated fixed charge coverage ratio (as defined in the Amended Agreement) for the prior four fiscal quarters of not less than 1.0 to 1.0.

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

In connection with the Credit Facility, we entered into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement”) with the Lenders, which amended and restated in its entirety that certain Registration Rights Agreement we entered into on August 17, 2007 with Calliope Capital Corporation. Pursuant to the Amended Registration Rights Agreement, we will file a registration statement registering for resale the shares issued to Laurus Master Fund, Ltd., shares of common stock issuable upon conversion of the Term Notes and shares of common stock issuable upon exercise of the warrants issued pursuant to the original agreement, and use commercially reasonable efforts to cause such registration statement to become effective as soon as possible after filing and no later than September 27, 2008. In the event that the registration statement is not filed or declared effective when due, or if the Amended Registration Rights Agreement ceases to be effective during the required period in the Amended Registration Rights Agreement for more than 20 consecutive trading days or for a period of 30 trading days in the aggregate per year, or if our common stock is not listed or quoted or is suspended from trading on any trading market for a period of three consecutive trading days without cure within 30 days of notice thereof, then in addition to any rights available to the Lenders under the Amended Registration Rights Agreement or applicable laws, we are required to pay to each Lender an amount in cash equal to 1% of the aggregate original principal amount of the Term Loan, calculated on a daily basis for each 30-day period until such event is cured.

On April 14, 2008, an additional 800,000 shares were issued to Merriman, Curhan and Ford for their services in connection with the closing of the Credit Facility and recorded as financing costs in connection with the Credit Facility.

9.  Commitments and Contingencies

Litigation:

On May 15, 2006, a suit was filed against us in the Superior Court, Complex Litigation Docket, Hartford, Connecticut by Blackledge Country Club, Inc. The suit is based on a Service Agreement that was entered into for a GPS system manufactured, supplied, maintained and installed by the Company or with Textron (a contractor). In the third party complaint, Blackledge alleges claims for indemnification, breach of contract and breach of warranty, fraud and negligent misrepresentation against Textron and the Company. The case was mediated on July 29, 2008. We agreed to pay $25,000 into the pool at NC Golf subject to Blackledge paying $80,000 into the pool. This payment is reflected in our results as of September 30, 2008.

In November, 2007, ProLink filed a patent litigation action and declaratory judgment action (the “Patent Litigation”) against GPS Industries, Inc. (“GPSI”), UpLink Corporation and two of GPSI’s golf course customers (collectively, the “Defendants”) in the United States District Court for the District of Arizona. The Patent Litigation alleges that each Defendant infringes upon one or more of the ProLink’s three asserted patents and that an UpLink patent, which contains claims directed at advertising, is not infringed and is invalid due to prior art. The Defendants raise various defenses and counterclaims. Three Defendants are seeking a declaratory judgment that one or all of the ProLink’s asserted patents is/are invalid and/or not infringed. Defendants GPSI and UpLink have moved to dismiss ProLink’s declaratory judgment claims. A settlement conference previously scheduled for August 25, 2008, has been rescheduled for February 17, 2009. At September 30, 2008, no liability has been reported in the accompanying Condensed Consolidated Financial Statements for any potential loss arising from the counterclaims.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In a related case, on July 16, 2008, GPS Industries, Inc. filed a complaint in the Northern District of Illinois alleging patent infringement.  The complaint alleges that ProLink, and two other defendants LinksCorp, Inc., and ABC National Television Sales, Inc., each infringed one or both, U.S. Patent No. 5,685,786 (the “‘786 Patent”) and U.S. Patent No. 5,438,518 (the “‘518 Patent”), and alleges common law claims of slander of title and unfair competition against ProLink relating to the ‘518 Patent.  On September 12, 2008, ProLink filed its Answer, Affirmative Defenses and Counterclaims (“Answer”), wherein ProLink denied that it has infringed or is infringing the ‘786 Patent and/or the ‘518 Patent. ProLink’s Answer also asserted counterclaims seeking a declaratory judgment that the ‘518 patent is invalid, unenforceable and not infringed, and that ProLink has rights to the ‘518 Patent. Regarding the '786 Patent, as discussed above, ProLink had previously filed in November, 2007 in the United States District Court for the District of Arizona a complaint against GPSI and Uplink Corporation asking for a judgment that the '786 Patent was invalid and seeking a declaratory judgment that ProLink does not infringe patent '786 Patent.  At September 30, 2008, no liability has been reported in the accompanying Condensed Consolidated Financial Statements for any potential loss arising from this claim.

On February 8, 2008, the Company filed a Request for Arbitration with the International Chamber of Commerce (ICC) International Court of Arbitration in relation to a breach of contract dispute against Elumina Iberica, S.A, Elumina Iberica UK Limited, GP ADS, S.L. and GP ADS LTD and related parties as a result of multiple breaches, including non-payment, in connection with the previously announced acquisition of Elumina. The acquisition agreement was terminated in 2008. The arbitration hearing has been scheduled for January 12, 2009.

On April 25, 2008 the Company filed a Demand for Arbitration with the American Arbitration Association against David Chessler and his related entities in relation to multiple breaches by Chessler of a November 7, 2005 Settlement Agreement. These breaches include claims that Chessler or his entities acquired additional GPS systems in Europe, Chessler’s placement of GPS systems in Mexico, Chessler’s marketing GPS equipment while failing to disclose that said equipment was “used”, and Chessler’s financing non single course GPS systems. Chessler has filed counter claims in the arbitration that the Company has interfered with the sale or lease of GPS systems in breach of the Settlement Agreement. The Company does not believe that any loss is probable and accordingly has not accrued a liability related to this complaint as of September 30, 2008.

On May 26, 2008, Roblor Marketing Group, Inc. (“Roblor”) filed a lawsuit in the United States District Court for the Southern District of Florida alleging that ProLink and nine other defendants have infringed and continue to infringe United States Patent Number 5,507,485 (the “485 patent”). On July 25, 2008, ProLink filed its Answer, Affirmative Defenses and Counterclaims (the “Answer”), wherein ProLink denied that it has infringed or is infringing the ‘485 patent. ProLink’s Answer also asserted counterclaims seeking a declaratory judgment that the ‘485 patent is invalid, unenforceable and not infringed. At September 30, 2008, no liability has been reported in the accompanying Condensed Consolidated Financial Statements for any potential loss arising from this claim.

On July 3, 2008, Mr. Kevin Clarke, t/a Elumina Iberica UK, ("Mr. Clarke") issued proceedings for defamation in the Queen's Bench Division of the English High Court against Mr. Lawrence Bain and ProLink Holdings Corporation. Mr. Clarke alleges that statements made by ProLink and Mr. Bain, in his capacity as CEO of ProLink, concerning the relationship between ProLink and Mr. Clarke, Elumina Iberica UK and Elumina Iberica SA are defamatory of him. Mr. Clarke is seeking injunctive relief and unspecified damages. ProLink and Mr. Bain deny liability and intend to vigorously defend the proceedings. At September 30, 2008, no liability has been reported in the accompanying Condensed Consolidated Financial Statements for any potential loss from this claim.

We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink.

Registration Payment Arrangements:

During the first quarter of 2007, through a private offering, we completed a sale of an aggregate of 1,142 shares of our Series C Convertible Preferred Stock, par value $0.001 per share, and five-year warrants to acquire up to 4,225,400 shares of our common stock, at an exercise price equal to $1.40 per share, for gross proceeds to us of $11,420,000. In addition, pursuant to a Registration Rights Agreement, we agreed to register the resale of the shares of common stock underlying the Series C Preferred Stock sold in the offering and the shares of common stock issuable upon exercise of the warrants. As of September 30, 2008, we have an effective registration statement covering these shares.

Registration Rights Agreement:

During the third quarter of 2007, we entered into a security agreement with Calliope, which was subsequently amended and restated as discussed in Note 8. In connection with the credit facility, we issued a common stock purchase warrant to Calliope. Pursuant to the warrant, Calliope is entitled to purchase from the Company, for a period of five years, 3,567,568 shares of common stock at an exercise price of $1.40 for the first one-third of the shares, $1.50 for the next one-third of the shares, and $1.60 for any additional shares.

Registration Rights Agreement:

Additionally, we entered into a registration rights agreement with Calliope. Under the registration rights agreement, we agreed to file a registration statement registering for resale shares of common stock of the Company issuable upon conversion of the term note and exercise of the warrant no later than 300 days after the date of the agreement, and to use commercially reasonable efforts to cause such registration statement to become effective as promptly as practicable thereafter. On April 10, 2008, we amended and restated the registration rights agreement and issued 1,000,000 shares of our common stock to Laurus Master Fund Ltd. We agreed to file a registration agreement registering for resale such shares, shares of our common stock issuable upon conversion on the term notes issued to Valens U.S., Valens Offshore and PSource and shares of our common stock issuable upon exercise of the warrant issued to Laurus. See Note 8 for a discussion of the amendment of the registration rights agreement. As of September 30, 2008, we have not filed a registration statement related to the amended and restated registration rights agreement.

Minimum Advertising Fee Guarantee:

Ten contracts were added in the nine months ended September 30, 2008, with a total of $715,000 in guarantees, and three contracts sold in the third quarter of 2007 contained a multi-year guarantee of minimum advertising fees to our customers. These guarantees are for approximately two to six years. The total amount of these guarantees is $876,168. We are accruing these guarantees in prepaid expenses and other current assets and other long-term liabilities on our condensed consolidated balance sheet. A summary of these guarantees for the remaining five fiscal years and thereafter ending December 31 is as follows:

2008	247,168
2009	169,000
2010	159,000
2011	153,000
2012	101,000
Thereafter	47,000
Total	876,168

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

The Company and ABC terminated this agreement effective November 13, 2008.

National Advertising Partners:

On September 26, 2008, we entered into an agreement with National Advertising Partners (“NAP”), the Fox-owned sales unit that represents sport networks across the country. NAP will represent and sell a variety of our GPS media inventory, with a focus on integrated advertising campaigns, offering advertisers broad on-course, on-air and on-line opportunities. ProLink expects to begin recognizing revenue under this agreement beginning in the 2009 first quarter. However, due to the nature of the contract, there can be no assurances of sales by NAP.

On October 1, 2008, we entered into a non-exclusive advertising agreement with NAP, where NAP will sell national advertising on the ProLink Network of GPS screens. NAP will gain access to the ProLink Network’s inventory of quarter and full screen ads, as well as specific sales opportunities, while creating programs integrating digital out-of-home, television, internet and other advertising vehicles.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loan Commitment

We owe Merriman, Curhan and Ford $135,000 for services rendered in connection with the Credit Facility described in Note 8. Beginning in October 2008, payment will be $7,500 per month until April 2010.

SEC Comment Letter

The Company received a SEC Comment Letter dated July 8, 2008. As of September 17, 2008, we had adequately addressed all of the questions in the SEC Comment Letter.

10.  Stockholders’ Equity (Deficit)

Common Stock

Options and warrants exercised during the three month period ended September 30, 2008 and year ended December 31, 2007 were zero and 3,568,626, respectively, resulting in the issuance of zero and 3,268,399 common shares, respectively. 1,000,000 shares were issued in the first quarter of 2008 as part of our financing agreement with Laurus (see Note 8).

On April 14, 2008, an additional 800,000 shares were issued to Merriman, Curhan and Ford and recorded as offering costs in connection with the Credit Facility, (see Note 8).

On July 20, 2008, 200,000 shares were issued to CEOcast Inc. in connection with a consulting agreement.

Series C Convertible Preferred Stock

The Company has 10,000,000 shares of authorized Preferred Stock as of September 30, 2008, with zero shares outstanding. A series of Preferred Stock (“Series C Convertible Preferred Stock”) consisting of 1,142 shares, with a par value of $.001 per share, was issued, and all issued shares were subsequently converted to common stock, during 2007.

11.  Stock Purchase Warrants

We have outstanding warrants to purchase shares of our common stock.  Warrants to purchase 12,959,142 shares of common stock were outstanding as of September 30, 2008, of which 12,742,476 were exercisable.  The exercise price of the warrants ranged from $1.22 to $2.00. The weighted average exercise price of warrants that were exercisable as of September 30, 2008 and December 31, 2007 was $1.42 and $1.41, respectively. The weighted average remaining contractual life of warrants outstanding as of September 30, 2008 was 3.64 years.

During the three months and nine months ended September 30, 2008, stock based compensation expense related to warrants were $38,319 and $116,727 respectively, compared to $38,319 and $134,126 for the three and nine months ended September 30, 2007. We utilize the same assumptions for calculating the fair value of warrants as we use in calculating the fair value of stock options (see Note 12).

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Stock Options

We have a 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”) and a 2005 Employee, Director and Consultant Stock Plan (the “2005 Plan”). All options granted under the 2006 Plan and the 2005 Plan have been granted with exercise prices at or above the market price on the day of the grant. There are 10,000,000 shares reserved under the 2005 Plan and 5,000,000 shares reserved under the 2006 Plan. Stock based employee compensation cost is recognized as a component of general and administrative expense in the Unaudited Condensed Consolidated Statement of Operations. The Company values all share-based payments to employees at estimated fair value on the date of grant and expenses this value over the applicable vesting period, net of estimated forfeitures. The Company’s policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. In addition, the Company also has historically granted a smaller number of stock-based awards at various times during the year for new employees, promotions and performance achievements.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under that transition method, employee compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The fair value of options granted is estimated using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model include (i) annual dividend yield, (ii) weighted-average expected life, (iii) risk-free interest rate and (iv) expected volatility.

The following assumptions were used in estimating the fair value of our options granted:

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Risk-free interest rate	3.30-4.99%	4.58%
Weighted average expected life (years)	3.0	3.0
Expected volatility	60%	60%
Expected dividends	-	-

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

Stock option exercise prices are equal to the market value of our common stock on the date of the grant. During the three months ended September 30, 2008 and 2007,  1,200,000 and 1,060,000 employee options were granted and  zero and 553,833 options were forfeited, respectively.   During the nine months ended September 30, 2008 and 2007,  2,600,000 and 1,623,000 employee options were granted and  1,486,387 and 875,573 options were forfeited, respectively.

During the three months and nine months ended September 30, 2008, stock based compensation expense related to options was $212,693, and $631,362, respectively, compared to $309,871 and $915,184 of stock based employee compensation expense during the three months and nine months ended September 30, 2007, respectively. As of September 30, 2008, $1,401,375 of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of 1.66 years. Additional information relative to our employee options outstanding as of September 30, 2008 is summarized below:

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding December 31, 2007	9,715,252	$1.21	8.6	$9,199,588	$644,772
Granted	2,600,000	0.53	9.7	825,639	-
Exercised (3)	(25,000)	0.08	-	(2,000)	-
Forfeited or expired	(1,486,387)	1.43	-	(1,506,631)	-
Outstanding September 30, 2008	10,803,865	$1.02	8.2	$8,516,596	$92,857

Exercisable September 30, 2008	6,256,300	$1.14	8.7	$6,169,750	$92,857

(1)	Remaining contractual term is presented in years.
(2)
The aggregate instrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of September 30, 2008, for those awards that have an exercise price currently below the closing price as of September 30, 2008. Awards with an exercise price above the closing price as of December 31, 2007 are considered to have no intrinsic value.

(3)	The aggregate intrinsic value for exercised options was zero for the three months ended September 30, 2008 and 2007 and $10,750 and $1,289,544 for the nine months ended September 30, 2008 and 2007.

A summary of the status of the Company's nonvested shares as of September 30, 2008 and changes during the nine months ended September 30, 2008 is presented below:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at December 31, 2007	3,613,937	$0.91
Granted	2,600,000	0.32
Vested	(719,771)	0.74
Forfeited	(946,601)	0.92
Nonvested stock options at September 30, 2008	4,547,565	$0.52

13.  Net Loss Per Share

Since we incurred a loss from continuing operations for the three and nine month periods ended September 30, 2008 and 2007, potentially dilutive shares applicable to convertible preferred stock, senior secured convertible notes, options and warrants to purchase shares of stock were not included in the computation of diluted net loss per common share because their effect would be anti-dilutive. Potentially dilutive common shares for both the three months and nine months ended September 30, 2008 were 1,212,996 and 1,294,942, respectively, and for the three months and nine months ended September 30, 2007 were 1,482,415 and 1,684,622, respectively. Dilutive common shares give effect to securities, such as stock options, warrants, and convertible securities which have the potential to be exercised.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss applicable to common shareholders	$(1,586,773)	(992,235)	$(3,718,611)	(8,698,918)

Weighted-average common shares outstanding (for basic EPS)	49,017,882	46,394,212	48,282,106	41,055,218
Add:
Dilutive share-based employee compensation (a)	-	-	-	-
Dilutive warrant shares (a)	-	-	-	-
Dilutive convertible term note (b)	-	-	-	-
Weighted-average common shares outstanding (for diluted EPS)	49,017,882	46,394,212	48,282,106	41,055,218

Basic EPS	$(0.03)	$(0.02)	$(0.08)	$(0.21)
Diluted EPS	$(0.03)	$(0.02)	$(0.08)	$(0.21)

a) 1,212,996 and 1,482,415 of unexercised employee stock options and warrants were not included in the computation of diluted EPS for the three months ended September 30, 2008 and 2007, because to do so would have been anti-dilutive. (a) 1,294,942 and 1,684,622 of unexercised employee stock options and warrants were not included in the computation of diluted EPS for the nine months ended September 30, 2008 and 2007, because to do so would have been anti-dilutive.

b) As of September 30, 2008, the convertible term debt instrument could not be converted into common stock due to the minimum stock price conversion feature. However, had the minimum stock price conversion feature been met along with other stipulations for conversion contained in the agreement, the convertible term debt could potentially have been converted to 4,195,229 shares of common stock. These shares were not included in the computation of diluted EPS for the periods ended September 30, 2008 because to do so would have been anti-dilutive.

14. Related Party Transactions

On May 16, 2008, ProLink Solutions, LLC, d/b/a ProLink Capital entered into an agreement with FOC Financial Limited Partnership (“FOC”) (the “FOC Agreement”) whereby FOC purchased the rights to collect fees and other payments under a certain agreement, dated April 3, 2008, by and between ProLink and Pacific Air Forces (“PACAF”) for $1,761,000 (the “Purchase Price”) (the “PACAF Agreement”). Under the PACAF Agreement, we agreed to install, service, support and maintain our Global Positioning System (“GPS”). Pursuant to the FOC Agreement and in consideration of the Purchase Price, we agreed to remarket to certain available purchasers any units of GPS that may be returned on behalf of FOC and, in the event of a change in control of ProLink, purchase FOC’s remaining interest in the FOC Agreement upon FOC’s election. Steven D. Fisher, Chairman of the Board of Directors of ProLink Holdings Corp., is the General Partner of FOC. Mr. Fisher’s interest in the FOC Agreement is equal to 50% of the Purchase Price.

As of September 25, 2008, the parties amended and restated the FOC Agreement, executing the Amended and Restated Assignment of Lease. As of September 30, 2008, approximately $1.4 million fees have been collected under this agreement.

As of July 23, 2008, Steven Fisher, Chairman of the Board of Directors, resigned as trustee for the Seaside Retreat LLC and the Sheryl Whiteman Trusts. These trusts collectively own approximately one million shares of the Company’s outstanding common stock.

15.  Sales and Marketing and Financing Agreements

E-Z-Go Sales and Marketing Agreement — In August 2000, ProLink, Inc. entered into a sales and marketing agreement with E-Z-Go. As part of the agreement, E-Z-Go arranged for system sales to a financing company who then leased the systems to golf courses. ProLink, Inc. and subsequently ProLink Holdings Corp., received its cost plus a standard markup, with the remaining profit split between ProLink and E-Z-Go. ProLink also receives 50% of the Pay-for-Play revenue generated from the lease, after deductions for finance company debt service, administration fee and maintenance. We receive 70% of the administration fee and E-Z-Go receives 30% of the administration fee. We provide maintenance and service for these courses and receive compensation for these services. The E-Z-Go agreement expired in 2005.

PROLINK HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has a past due receivable from E-Z-Go in the amount of $675,227, which is net of a reserve $189,283, recorded at September 30, 2008 in connection with funds due the Company for services rendered under Pay-for-Play agreements billed and administered by E-Z-Go. E-Z-Go disagrees with our calculation of the past due receivable amount and actually claims an amount due to them. However, we believe that we have a strong position and will recover all amounts due.

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

Certain service revenues associated with Pay-for-Play leases are administered under an arrangement with NCG. Under the terms of the program, the Pay-for-Play transactions are pooled and are subject to a maximum reserve of 10% of the leases entered into during the first twelve months of the agreement. Further, any revenues received from Pay-for-Play transactions in excess of the debt service amount is held in escrow, up to an amount equal to the maximum reserve. As of September 30, 2008 and December 31, 2007, the reserve, presented in “Deposits and Other Assets” on the Unaudited Condensed Consolidated Balance Sheet was $856,410 for both periods presented.

16. Subsequent / Other Events

Strategic Advisory Board - On April 22, 2008, the Company formed a Strategic Advisory Board (the “Advisory Board”) which will have up to nine members from a variety of professional backgrounds. The Advisory Board will meet regularly and provide the Company expert advice on a range of topics to bolster our industry-leading technology, golfer-friendly platform, customer support and internal operations. The Strategic Advisory Board will operate independent from our seven-member Board of Directors.

On October 14, 2008, Lieutenant General Normand Lezy, retired from the United States Air Force, former Vice President National Government Relations and Vice President Corporate Affairs of Wal-Mart Stores Inc., and former member of PGA of America’s Board of Directors from 2004 to 2007, joined the Advisory Board. This brings the number of members on the Advisory Board to three. We will continue to add members as we identify appropriate candidates.

Advertising Agreement

On October 1, 2008, we entered into a non-exclusive advertising agreement with National Advertising Partners (“NAP”), where NAP will sell national advertising on the ProLink Network of GPS screens. NAP will gain access to the ProLink Network’s inventory of quarter and full screen ads, as well as specific sales opportunities, while creating programs integrating digital out-of-home, television, internet and other advertising vehicles.

On October 27, 2008, ProLink Solutions, LLC signed an agreement with Neo Advertising (“Neo”) under which Neo will represent and sell our GPS media inventory in the United Kingdom and Spain. The agreement focuses on integrated advertising campaigns combining Neo’s existing network of out-of-home digital signage with our on-course advertising capabilities.

On November 13, 2008, the Company and ABC terminated the Media Representation Agreement, dated September 25, 2007, as described in Note 9.

Stock Options Grants

On November 6, 2008, the Board of Directors granted Lieutenant General Normand Lezy, member of the Strategic Advisory Board options to purchase 200,000 shares of common stock and Ian Church, Vice President and Managing Director of the United Kingdom and Ireland Sales and Operation options to purchase 100,000 shares of common stock at the exercise price equal to the closing trading price of the common stock on November 6, 2008.

PROLINK HOLDINGS CORP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement Disclosure:

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could,” “foresees,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in our Annual Report on Form 10-KSB for the year ended December 31, 2007 under “Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

The principal offices of ProLink Holdings Corp. (the “Company”) are located at 410 South Benson Lane, Chandler, Arizona 85224 (telephone number (480) 961-8800 and website address http://www.goprolink.com). The Company makes available its reports on Form 10-KSB, 10-Q, and 8-K (as well as all amendments to these reports) on its website, at the Investor Relations section, free of charge, as soon as practicable after they have been electronically filed with the SEC.

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

General

ProLink Holdings Corp. has two wholly-owned operating subsidiary, ProLink Solutions, LLC, and ProLink UK, Limited.

ProLink currently develops and markets electronic yardage and management information systems (“Systems”), utilizing Global Positioning Satellites (GPS) to golf courses in North America, South America, Europe, France, the Middle East, Japan, China, South Africa and Australia.

While the Systems provide yardage information for golfers, their primary benefit is their course management functionality to the golf course. ProLink offers maintenance services for all of its products.

Substantially all of the assets and operations of ProLink are located in Chandler, Arizona. International sales are made to companies in foreign countries which have executed distribution agreements with ProLink, except for the UK and Canada, where ProLink sells directly to publicly-held and privately-held companies that own and operate golf courses.

On October 13, 2008, we announced that we will be opening an office in the United Kingdom to serve markets in England, Scotland, Ireland and Wales.

On September 25, 2008, ProLink Solutions, LLC signed an agreement with Total News Golf to install our systems at golf courses and resorts throughout South America. Total News Golf will install and service our systems in countries including Argentina, Brazil, Colombia, Paraguay, Uruguay and Chile. Total News Golf and ProLink will partner on the advertising platform on the ProLink-installed courses throughout the continent.

On September 26, 2008, we entered into an agreement with National Advertising Partners (“NAP”), the Fox-owned sales unit that represents sport networks across the country. NAP will represent and sell a variety of our GPS media inventory, with a focus on integrated advertising campaigns, offering advertisers broad on-course, on-air and on-line opportunities. ProLink expects to begin recognizing revenue under this agreement beginning in the 2009 first quarter. However, due to the nature of the contract, there can be no assurances of sales by NAP.

On October 1, 2008, we entered into a non-exclusive advertising agreement with NAP, where NAP will sell national advertising on the ProLink Network of GPS screens. NAP will gain access to the ProLink Network’s inventory of quarter and full screen ads, as well as specific sales opportunities, while creating programs integrating digital out-of-home, television, internet and other advertising vehicles.

On October 27, 2008, ProLink Solutions, LLC signed an agreement with Neo Advertising (“Neo”) under which Neo will represent and sell our GPS media inventory in the United Kingdom and Spain. The agreement focuses on integrated advertising campaigns combining Neo’s existing network of out-of-home digital signage with our on-course advertising capabilities.

The market for GPS systems within the golf industry is extremely competitive and although there are a large number of courses worldwide and our penetration into the market is small, there are a finite number that fit our strategic demographic area. The typical golf course customer has been a high-end daily fee or resort course that is available to the public for play. Our results of operations are affected by local and national economic trends, weather that affects golf courses, technology changes in the GPS industry and the product development of our competitors, among other factors.

Current Economic Environment/Outlook

Recent turmoil in the geopolitical environment in many parts of the world and changes in energy costs may continue to put pressure on global economic conditions. Our operating results may also be affected by uncertain or changing economic conditions such as the challenges that are currently affecting economic conditions in the United States. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

Results of Operations

The financial results for the three and nine months ended September 30, 2008 and 2007 referred to in this discussion should be read in conjunction with the Condensed Consolidated Statements of Operations contained in this Quarterly Report on Form 10-Q. Results for interim periods may not be indicative of the results for the full year.

Three Months Ended September 30, 2008 and 2007

	Three Months Ended
	September 30,	September 30,	Change
	2008	2007	$	%
REVENUES:
New System Sales	4,171,365	5,089,853	(918,488)	-18.1%
Service Revenue	896,272	697,844	198,428	28.4%
Finance Revenue, net	302,579	226,611	75,968	33.5%
Advertising Revenue	257,539	555,001	(297,462)	-53.6%
Other Revenue	58,615	22,987	35,628	155.0%
TOTAL REVENUE	5,686,370	6,592,296	(905,926)	-13.7%

COST OF REVENUES:
New System Cost	1,721,926	2,312,145	(590,219)	-25.5%
Service Cost	912,898	856,774	56,124	6.6%
Advertising Cost	91,963	220,848	(128,885)	-58.4%
Finance Cost	54,559	11,412	43,147	378.1%
Other Cost	6,834	29,784	(22,950)	-77.1%
TOTAL COST OF REVENUE	2,788,180	3,430,963	(642,783)	-18.7%

GROSS MARGIN	2,898,190	3,161,333	(263,143)	-8.3%

TOTAL OPERATING EXPENSES	3,976,215	3,566,503	409,712	11.5%

LOSS FROM OPERATIONS	(1,078,025)	(405,170)	672,855	-166.1%

OTHER INCOME (EXPENSE):
Interest Expense	389,249	587,333	(198,084)	-33.7%
Other Income (Expense)	119,499	(268)	119,767	N/A

TOTAL OTHER (INCOME) EXPENSE	508,748	587,065	(78,317)	-13.3%

LOSS BEFORE TAXES	(1,586,773)	(992,235)	(594,538)	59.9%

Revenue:

Total revenue was approximately $5.7 million and $6.6 million for the three months ended September 30, 2008 and 2007, respectively, representing a decrease of approximately $0.9 million, or 13.7%.

The decrease in total revenue was driven primarily by decreases in International sales of $1.6 million and Upgrades of $1.0 million. International revenue was $0.2 million for the third quarter of 2008 compared to $1.8 million for the same period of 2007. The decrease in International sales is due to the termination of our relationship with our international distributor Elumina Iberica S.A and Elumina Iberica U.K. in February 2008. For the three month period ending September 30, 2008, international sales were 3.7% of overall sales compared to 27.9% for the same period for the prior year. During 2008, we established relationships with new international distributors in France, Spain, Portugal and South America. Additionally, we had individual course sales in Canada. We expect our International sales to increase in the coming quarters. By engaging individual distributors for various countries, we reduce the risk of concentration for any one territory, thus mitigating our risk exposure for individual customers. On October 13, 2008, we announced that we will be opening an office in the United Kingdom to serve markets in England, Scotland, Ireland and Wales.

Upgrades revenue was $0.4 million in the third quarter of 2008, down from $1.4 million in the third quarter of 2007. This decrease of $1.0 million in upgraded systems is due to customers purchasing new systems instead of choosing to upgrade their current systems.

Advertising revenue was $0.3 million in the third quarter of 2008, down from $0.6 million in the third quarter of 2007. This decrease is due primarily to the soft economic conditions causing major advertisers to reduce their marketing budgets and initiatives. We have signed an agreement with Neo on October 27, 2008 under which Neo will represent and sell our GPS media inventory in the United Kingdom and Spain. The agreement focuses on integrated advertising campaigns combining Neo’s existing network of out-of-home digital signage with our on-course advertising capabilities. We anticipate seeing the impact of this agreement in 2009.

Additionally, on September 26, 2008, we entered into an agreement with NAP, the Fox-owned sales unit that represents sport networks across the country. NAP will represent and sell a variety of our GPS media inventory, with a focus on integrated advertising campaigns, offering advertisers broad on-course, on-air and on-line opportunities. As part of this agreement, we will co-produce thirteen episodes of a 30-minute television show on FSN Network on a regional and local basis. Fox will handle all sales, billings and collection of advertising revenue. There are five components to this deal: TV commercials, ProLink system screen advertising, product placement within the shows, development of an internet website initiative and supplemental print advertising. ProLink expects to begin recognizing revenue under this agreement beginning in the first quarter of 2009. However, due to the nature of the contract, there can be no assurances that the television show will be produced until the placement of appropriate sponsors. We anticipate that our production costs of the program will be minimal and funded mainly by the sponsors. Also, on October 1, 2008, we entered into a non-exclusive advertising agreement with NAP, where NAP will sell national advertising on the ProLink Network of GPS screens. NAP will gain access to the ProLink Network’s inventory of quarter and full screen ads, as well as specific sales opportunities, while creating programs integrating digital out-of-home, television, internet and other advertising vehicles.

Offsetting these decreases was an increase in Domestic new system revenue. Domestic new system revenue of $3.5 million for the third quarter of 2008 was an increase $1.7 million from the third quarter 2007 revenue of $1.8 million. An increase in units drove the increase in Domestic new sales. Prices per unit have been relatively consistent from period to period. This $1.7 million increase was driven by our increased focus on sales in our domestic market to compensate for the loss of international business.

Additionally, Service Revenue of $0.9 million for the third quarter 2008, increased by $0.2 million from third quarter 2007 revenue of $0.7 million driven by the increase in the number of courses serviced monthly.

Cost of Revenues:

Cost of revenues for the three months ended September 30, 2008 were $2.8 million, which is a decrease of $0.6 million compared to $3.4 million of the same period in 2007. The decreased cost was related to the lower volume of International ($0.7 million) and Upgrades ($0.5 million). The decrease in International cost of revenues is a result of the termination of the agreement with our previous distributor and reflects the result of the decrease in International sales. Similarly, Upgrades cost of revenue decrease is the result of lower upgrades sales due to customers deciding to purchase new systems instead of upgrading their current system.

Offsetting these decreases was an increase in Domestic cost of revenue of $0.7 million. This 97.1% increase from $0.8 million for third quarter 2007 to $1.5 million for third quarter 2008 is due primarily to the increase volume of Domestic system unit sales.

Gross Margin

Gross margin for the three months ended September 30, 2008 was approximately $2.9 million, or 51.0% of total revenues, compared to approximately $3.2 million, or 48.0% of total revenues, for the three months ended September 30, 2007, an increase of 3.0 percentage points. Gross margin was impacted by the items above.

Gross margin on system sales was 58.7% for the three months ended September 30, 2008 versus 48.0% for the three months ended September 30, 2007, an increase of 4.1% overall. This is due primarily to the increase in the margin for Upgrades, 66.5% for third quarter 2008 versus 51.4% for third quarter 2007. The increase in margin is due to customers upgrading near the end of the financing agreement which yields a greater profit margin on the upgrade revenue.

Gross margin was also significantly impacted by the improvement in our Service margin for the three months ended September 30, 2008, a loss margin of 1.9%, up from a loss margin of 22.8% for the three months ended September 30, 2007, an improvement of 20.9%. Management expects continued improvement on Service margin performance as newer service contracts tend to be at higher rates, as well as improved proximity of golf courses which results in more efficient service technician time and less travel expenses (offset to some degree by the increased cost of travel experienced worldwide due to the sharp increase in fuel prices).

The Finance margin decreased 13.0%, to 82.0% for the third quarter of 2008 compared to 95% for the third quarter of 2007. This decrease is primarily due to the remaining length of the terminating contract versus the length of the new contract.

Management expects gross margins on system sales to continue to improve in 2008 and 2009 with continued sales of pre-owned GameStar systems at higher than average gross margin. Additionally, advertising gross margins are expected to increase as administrative expenses are not expected to grow proportionally to increases in advertising revenues. Further, service gross margins are projected to become profitable by 2009 as more courses adopt the ProLink GPS systems.

Operating Expenses

Total Operating Expenses:

Total operating expenses increased by $0.4 million, or 11.5%, to $4.0 million for the three months ended September 30, 2008 from $3.6 million over the same period in 2007. These increases were relating to Partner Management and Customer Support of $0.3 million and General and Administrative costs of $0.3 million. Offsetting these increases were lower Sales and Marketing costs of approximately $0.1 million and Research & Development costs of $0.1 million.

Sales and Marketing:

Sales and Marketing expenses of $0.7 million decreased by $0.1 million for the three months ended September 30, 2008 from $0.8 million for the three months ended September 30, 2007. The decrease in Sales and Marketing expenses was primarily driven by a reduction in headcount and the associated salary and travel expenses.

Research and Development:

Research and Development expenses decreased by $0.1 million due to the elimination of the Research and Development department that was based in Ohio. Therefore, in 2008, we continue to expect only minimal costs associated with the Research and Development department.

General and Administrative:

General and Administrative costs of $2.5 million for the three months ended September 30, 2008 increased by $0.4 million, or 17.1%, compared to the three months ended September 30, 2007 of $2.1 million. This increase is primarily related to increased legal fees reflective of the legal proceedings detailed in the Legal Proceeding Section in this report.

Partner Management and Customer Support:

The Partner Management group is the centralized department that is responsible for handling all of our existing golf course customer needs other than maintenance. Partner Management and Customer Support expenses were $0.8 million for the three months ended September 30, 2008, compared to $0.5 million for the same period in 2007, an increase of $0.3 million or 52.4%. This increase is primarily related to the capacity variance recognition. The capacity variance reallocates costs from cost of sales to operational expense. The basis of the capacity variance relates to excess employee capacity in the installation and graphics areas. During time not spent installing or upgrading courses to new systems, employees perform operations related activities (“OPEX”), primarily focusing on customer satisfaction, re-training course personnel and building partner relationships. Inventory support and production personnel utilize down time to concentrate on non-production specific projects. Graphics department personnel will work on marketing initiatives of ProLink and changing of graphics to the most cutting edge version available. Recognizing the nature of the projects and training allows proper allocation of the capacity variance between cost of sales and operating expense charges. This year we have redoubled our efforts to provide unparalleled service to our customers. Last year, our service personnel contributed efforts to installing courses, whereas this year service personnel focus exclusively on service. This shift in focus has increased our capacity variance in actual dollars spent as the service personnel no longer mitigate the higher cost of installing courses due primarily to freight and travel expense increases, which are directly related to the increase in fuel prices.

Nine Months Ended September 30, 2008 and 2007

	For the Nine Months Ended
	September 30,	September 30,	Change
	2008	2007	$	%
REVENUES:
New System Sales	14,402,661	14,815,252	(412,591)	-2.8%
Service Revenue	2,261,120	1,895,170	365,950	19.3%
Finance Revenue, net	832,538	1,208,396	(375,858)	-31.1%
Advertising Revenue	430,366	708,534	(278,168)	-39.3%
Other Revenue	161,884	157,662	4,222	2.7%
TOTAL REVENUE	18,088,569	18,785,014	(696,445)	-3.7%

COST OF REVENUES:
New System Cost	6,846,878	7,350,967	(504,089)	-6.9%
Service Cost	2,202,730	2,585,607	(382,877)	-14.8%
Advertising Cost	158,473	287,108	(128,635)	-44.8%
Finance Cost	106,338	167,729	(61,391)	-36.6%
Other Cost	18,108	79,232	(61,124)	-77.1%

TOTAL COST OF REVENUE	9,332,527	10,470,643	(1,138,116)	-10.9%

GROSS MARGIN	8,756,042	8,314,371	441,671	5.3%

TOTAL OPERATING EXPENSES	11,002,297	12,052,451	(1,050,154)	-8.7%

INCOME (LOSS) FROM OPERATIONS	(2,246,255)	(3,738,080)	1,491,825	-39.9%

TOTAL OTHER (INCOME) EXPENSE	1,472,356	1,239,900	232,456	18.7%

LOSS BEFORE TAXES	$(3,718,611)	$(4,977,980)	1,259,369	-25.3%

Revenue:

Total revenue was approximately $18.1 million and $18.8 million for the nine months ended September 30, 2008 and 2007, respectively, representing a decrease of approximately $0.7 million, or 3.7%.

The decrease in total revenue was driven primarily by decreases in International sales of $5.3 million, Finance of $0.4 million and Advertising of $0.3 million. International revenue was $0.8 million for the nine months ended September 30, 2008 versus $6.1 million for the same period of 2007. The decrease in International sales is due to the termination of our relationship with our international distributor Elumina Iberica S.A and Elumina Iberica U.K. in February 2008. For the nine month period ending September 30, 2008, International sales were 4.7% of overall sales compared to 32.7% for the same period for the prior year. Our former international distributor accounted for $6.4 million in revenues for the full year 2007. During 2008, we established relationships with new international distributors including distribution agreements for France, Spain, Portugal and South America, as well as individual course sales in Canada. As a result of these relationships, we generated $0.8 million in sales during the nine months ended September 30, 2008 and we expect our International sales to increase in the coming quarters. By engaging individual distributors for various countries, we reduce the risk of concentration for any one territory, thus mitigating our risk exposure for individual customers. The decrease in Finance sales for the nine month period of 2008 of $0.8 million compared to 2007 of $1.2 million is due to the decision of customers eligible for lease renewals to upgrade to our newer systems rather than refinance their existing systems during the first quarter of the year.

Our Advertising revenues were $0.4 million for the nine months ending September 30, 2008, a decrease of $0.3 million compared to $0.7 million revenue for the same period in 2007. Advertising revenues continued to fall short of last year’s levels as the economy continues to negatively impact most business sectors, resulting in major cutbacks to advertising budgets. We have signed an agreement with Neo on October 27, 2008 under which Neo will represent and sell our GPS media inventory in the United Kingdom and Spain. The agreement focuses on integrated advertising campaigns combining Neo’s existing network of out-of-home digital signage with our on-course advertising capabilities. We anticipate seeing the impact of this agreement in 2009.

Additionally, on September 26, 2008, we entered into an agreement with NAP, the Fox-owned sales unit that represents sport networks across the country. NAP will represent and sell a variety of our GPS media inventory, with a focus on integrated advertising campaigns, offering advertisers broad on-course, on-air and on-line opportunities. As part of this agreement, we will co-produce thirteen episodes of a 30-minute television show on FSN Network on a regional and local basis. Fox will handle all sales, billings and collection of advertising revenue. There are five components to this deal: TV commercials, ProLink system screen advertising, product placement within the shows, development of an internet website initiative and supplemental print advertising. ProLink expects to begin recognizing revenue under this agreement beginning in the first quarter of 2009. However, due to the nature of the contract, there can be no assurances that the television show will be produced until the placement of appropriate sponsors. We anticipate that our production costs of the program will be minimal and funded mainly by the sponsors. Also, on October 1, 2008, we entered into a non-exclusive advertising agreement with NAP, where NAP will sell national advertising on the ProLink Network of GPS screens. NAP will gain access to the ProLink Network’s inventory of quarter and full screen ads, as well as specific sales opportunities, while creating programs integrating digital out-of-home, television, internet and other advertising vehicles.

Offsetting these decreases were increases in Domestic system revenue of $3.2 million and Upgrades of $1.6 million. Both increases were driven by our increased focus on sales in these areas. Domestic system revenue was $9.1 million through the third quarter 2008 compared to $5.8 million for the same period of 2007. An increase in units drove the increase along with our previously announced sales agreement with Pacific Air Force (“PACAF”) totaling approximately $3.7 million overall, as we continued installing courses for this customer on various Air Force bases. This sale was financed by a related party as outlined in Note 14 of the Condensed Consolidated Financial Statements. Pursuant to the FOC Agreement and in consideration of the Purchase Price, we agreed to remarket to certain available purchasers any units of GPS that may be returned on behalf of FOC and, in the event of a change in control of ProLink, purchase FOC’s remaining interest in the FOC Agreement upon FOC’s election. The Company may elect to continue the financing arrangement with FOC if the opportunity is available. As a result of these relationships, we generated $1.4 million in sales during the nine months ended September 30, 2008.

Upgrades revenue of $4.5 million through the third quarter of 2008 increased from $2.9 million for the same period of last year. Upgrades were primarily driven by upgrades from our Gamestar systems to ProStar CPO and ProStar systems. Both ProStar systems offer increased functionality of course management and enhanced communication between the golfer, clubhouse and other course amenities.

Service revenue increased by $0.4 million to $2.3 million for the period ending September 30, 2008, from $1.9 million for the same period of 2007. This increase was a direct result of the additional courses that have been installed over the past 12 months, contributing by both volume (229 courses or 28% increase based on course equivalent).

Cost of Revenues:

Cost of revenues for the nine months ended September 30, 2008 of $9.3 million decreased by approximately $1.1 million compared to the same period in 2007 of $10.4 million. Driving the decrease were International ($2.7 million), Service ($0.4 million) and Advertising (0.1 million). The decrease in International cost of revenues is a result of the termination of the agreement with our previous distributor and reflects the result of the decrease in international sales. The Service cost decrease is driven by the decreased number of installed courses under service contract with direct billing from us. Our portfolios with E-Z-Go and NC Golf contain courses billed by those entities, with disbursements to us as certain pool requirements are satisfied. As part of the systems upgrade there is a lag time (grace period) of three to six months granted to the course whereby service payments are abated. The Company expects service revenue in the future to increase from its current level in the coming months. Advertising cost of revenue is primarily due to the shortfall of advertising revenue.

Offsetting the decreased cost of revenue were increased costs related to the higher volume of Domestic sales. Cost of Domestic sales increased by $1.5 million to $4.3 million from $2.8 million for the same period last year, an increase of 51.5%. Upgrades cost of revenue also increased by $0.8 million from $2.2 million for the nine months ended September 2008 as compared to $1.4 million for the same period of 2007, an increase of 54.2%. Both of these increases in cost are primarily due to the increase volume in revenue, which was 56.7% for Domestic New Systems and 55.2% for Upgrades for the nine months ended September 2008.

Gross Margin

Gross margin for the nine months ended September 30, 2008 was approximately $8.8 million, or 48.4% of total revenues, compared to approximately $8.3 million, or 44.3% of total revenues, for the nine months ended September 30, 2007. Gross margin was impacted by the items above.

Gross margin on system sales was 52.5% for the nine months ended September 30, 2008 versus 50.4% for the nine months ended September 30, 2007, due primarily to price reductions negotiated with vendors and labor-directed budget cuts implemented early in 2008. The International margins also increased 2.8% for the year to date period ended September 30, 2008 compared to the same period of the prior year because our new International distributors have price and volume incentives as well as different cost structures than our former International distributor..

Domestic system sales margin increased by 1.6%, to 52.6% for the nine months ended September 30, 2008 from 51.0% for the same period of 2007. The increase is primarily due to price reductions negotiated with vendors magnified by a volume increase. The 1.6% third quarter 2008 increase in gross margin relates to an approximate 8% cost decrease in the combined elements of raw materials, employee labor costs and travel costs. The significance of the 8.0% net reduction lies in the decreased labor costs resulting from budget cuts implemented in the first quarter of 2008 offset by higher travel costs due to fuel price increases in 2008.

Gross margin was most significantly impacted by the improvement in our Service margin for the nine months ended September 30, 2008, a positive margin of 2.6%, up from a loss margin of 36.4% for the nine months ended September 30, 2007. This margin improvement was amplified by the nearly 20% growth in service revenues. Management expects the positive trend of gross margin on system sales to continue to improve in 2008 from continued sales of pre-owned GameStar systems at higher than average gross margin. Additionally, management also expects continued improvement on service margin performance as newer service contracts at higher rates are combined with improved proximity of golf courses, resulting in more efficient service technician time and less travel expenses. Therefore, the positive trends of increased Domestic sales and Service revenue to continue at near the same growth ratio.

Operating Expenses

Total Operating Expenses:

Total operating expenses decreased by $1.0 million, or 8.7%, to $11.0 million for the nine months ended September 30, 2008, from $12.0 million over the same period in 2007. The decrease is primarily related to lower Sales and Marketing costs of approximately $1.0 million, lower Research and Development costs of $0.7 million and lower General and Administrative costs of $0.1 million. These decreases were tempered by an increase in expenses in Partner Management and Customer Support of $0.7 million.

Sales and Marketing:

Sales and Marketing expenses of $2.2 million decreased by $1.0 million for the nine months ended September 30, 2008 from $3.2 million for the nine months ended September 30, 2007. The Sales and Marketing decrease was primarily driven by a reduction in headcount and the associated salary, bonus and travel expenses. Also contributing to the decrease in expenses were lower advertising and commission expenses.

Research and Development:

Research and Development (R&D) expenses decreased by $0.7 million due to the elimination of the R&D department that was based in Ohio; therefore, in 2008, we expect minimal costs associated with the R&D department. We do continue to explore new product lines and accessories. As such, there will always be some portion of operating costs attributable to R&D activity, whether performed by our employees or outsourced to a specialty company.

General and Administrative:

General and Administrative costs of $6.2 million for the nine months ended September 30, 2008 decreased by $0.2 million, or 1.8%, compared to the nine months ended September 30, 2007 of $6.4 million. This decrease is primarily related to a decrease in headcount for back office support departments associated with the implementation of our strategic plan described previously in the gross margin section.

Partner Management and Customer Support:

The Partner Management group is the centralized department that is responsible for handling all of our existing golf course customer needs other than maintenance. Partner management and customer support expenses were $2.5 million for the nine months ended September 30, 2008, compared to $1.8 million for the same period in 2007, an increase of $0.7 million or 41.6%. This increase is primarily related to the capacity variance recognition. The capacity variance reallocates costs from cost of sales to operational expense. The basis of the capacity variance relates to excess employee capacity in the installation and graphics areas. During time not spent installing or upgrading courses to new systems, employees perform operations related activities (“OPEX”), primarily focusing on customer satisfaction, re-training course personnel and building partner relationships. Inventory support and production personnel utilize down time to concentrate on non-production specific projects. Graphics department personnel will work on marketing initiatives of ProLink and changing of graphics to the most cutting edge vision available. Recognizing the nature of the projects and training allows proper allocation of the capacity variance between cost of sales and operating expense charges.

Liquidity and Capital Resources

Historically, the Company has incurred substantial operating losses, requiring it to seek capital in the forms of both debt and equity. Unfortunately, the company has not achieved sales levels to produce profitability. Therefore, our cash balances, cash flows and new credit facilities may not be sufficient to meet our expected, recurring operating commitments and to fund planned capital expenditures throughout 2009. Consequently, we are exploring additional financing possibilities. Management has taken several actions to ensure that the Company will continue as a viable entity through December 31, 2008, including the implementation of a plan to reduce overhead expenses and personnel, and reductions in discretionary expenditures. Further, as discussed in Note 8 of the Unaudited Condensed Consolidated Financial Statements, filed herewith, the Company has entered into a revised agreement with Calliope Capital Corporation for an increase in the Company’s term loan by $2,100,000 and an increase in the Company’s revolving credit facility of $1,000,000.

Our current priorities for the use of our cash are investment in projects intended to generate additional revenue, increase our product delivery and operational effectiveness, and fund our liquidity needs.

At September 30, 2008, we had $727,924 in cash and cash equivalents, compared to $2,829,496 at December 31, 2007.

Cash used in operating activities was $1,056,516 and $10,261,656 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in cash provided by operating activities primarily relates to cash used in working capital components, which was $1.4 million and $7.4 million, for the nine months ended September 30, 2008 and 2007, respectively.

Cash used for investing activities was $81,156 and $560,525 for the nine months ended September 30, 2008 and 2007, respectively.

Financing activities used $963,900 in net cash for the nine months ended September 30, 2008, compared to $10,193,744 raised for the same period in 2007. The financing activities primarily related to the principal payments on debt offset by proceeds from our credit facility with Calliope Capital Corporation.

Impact of Capital Markets Environment

The global money and capital markets have been experiencing periods of liquidity disruption and rate volatility for more than 12 months.  Liquidity, rate, and credit concerns were further exacerbated during September 2008, fed by heightened concerns about the global financial system after the Lehman Brothers’ Holding Company (Lehman) bankruptcy, the sale of Merrill Lynch to Bank of America, the U.S. government conservatorship of Fannie Mae and Freddie Mac, the U.S. government’s loan to American International Group, Inc., and similar instances of banking and financial distress and government action in the United Kingdom, Europe, and elsewhere.  If these unprecedented levels of volatility and disruption experienced since September continue or worsen, the Company’s funding capabilities, liquidity position, and ability to arrange financing for its system sales will be further impacted.

Laurus Agreement:

On April 10, 2008, we entered into a definitive Amended and Restated Security Agreement (the “Amended Agreement”) with Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd., PSource Structured Debt Limited, Calliope Capital Corporation (collectively, the “Lenders” and each a "Lender") and LV Administrative Services, Inc., as collateral agent for the Lenders. The Amended Agreement amended and restated in its entirety the Security Agreement we entered into with Calliope Capital Corporation (and subsequently assigned to the other lenders) on August 17, 2007.

The $12,100,000 credit facility made available under the Amended Agreement (the “Credit Facility”), which increased the facility under the original agreement by an aggregate amount of $3,100,000, consists of an (i) amended and restated secured revolving note issued to Calliope Capital Corporation, which increased the principal amount from loaned thereunder $5,000,000 to $6,000,000 (the “Revolver”) (ii) and a term loan (the “Term Loan”), consisting of amended and restated secured convertible term notes issued to each of Valens U.S. SPV I, LLC, Valens Offshore SPV I, Ltd. and PSource Structured Debt Limited, in the principal amounts of $1,465,325, $2,298,375 and $2,336,300, respectively (collectively, the “Term Notes”), which increased the aggregate principal amount loaned thereunder from $4,000,000 to $6,100,000. The Revolver matures on August 31, 2010, and the Term Loan matures on August 31, 2012 and requires amortization of its principal balance in 60 equal monthly payments beginning on October 1, 2008 subject to acceleration upon the occurrence of an event or default. On and after August 17, 2008, the holder has the right to convert any portion of the outstanding amount of principal due under the Term Loan into shares of our common stock, at a fixed conversion price per share of (a) $1.35 with respect to the first $2,100,000 of the principal amount; (b) $1.40 with respect to the next $1,333,334 of the principal amount; (c) $1.50 with respect to the next $1,333,334 of the principal amount; and (d) $1.67 with respect to the remaining $1,333,332 of the principal amount. Pursuant to and in connection with the Amended Agreement, we granted to the Lenders a security interest in our assets, property and intellectual property, and pledged to the Lenders the Company’s ownership interest in ProLink Solutions.

The borrowings under the Revolver and the Term Loan will bear interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time plus 2.5%, subject to a floor of 9% and a cap of 13%. Upon an event of default under the loan, we are obligated to pay additional interest on the outstanding principal balance in an amount equal to 2% per month until the default is cured. The Agreement requires us to meet certain financial tests, including, on the last day of each fiscal quarter commencing with the fiscal quarter ending September 30, 2009: a consolidated EBITDA (as defined in the Amended Agreement) for the prior four fiscal quarters of not less than $5,000,000; a consolidated leverage ratio not greater than 4.0 to 1.0; and a consolidated fixed charge coverage ratio (as defined in the Amended Agreement) for the prior four fiscal quarters of not less than 1.0 to 1.0.

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

In connection with the Credit Facility, we entered into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement”) with the Lenders, which amended and restated in its entirety that certain Registration Rights Agreement we entered into on August 17, 2007 with Calliope Capital Corporation. Pursuant to the Amended Registration Rights Agreement, we will file a registration statement registering for resale the shares issued to Laurus Master Fund, Ltd., shares of common stock issuable upon conversion of the Term Notes and shares of common stock issuable upon exercise of the warrants issued pursuant to the original agreement, and use commercially reasonable efforts to cause such registration statement to become effective as soon as possible after filing and no later than September 27, 2008. In the event that the registration statement is not filed or declared effective when due, or if the Amended Registration Rights Agreement ceases to be effective during the required period in the Amended Registration Rights Agreement for more than 20 consecutive trading days or for a period of 30 trading days in the aggregate per year, or if our common stock is not listed or quoted or is suspended from trading on any trading market for a period of three consecutive trading days without cure within 30 days of notice thereof, then in addition to any rights available to the Lenders under the Amended Registration Rights Agreement or applicable laws, we are required to pay to each Lender an amount in cash equal to 1% of the aggregate original principal amount of the Term Loan, calculated on a daily basis for each 30-day period until such event is cured.

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

As of September 30, 2008, the accounts receivable balance includes $1,441,000, which is net of a reserve of approximately $556,000, pertaining to our Pay-for-Play contracts with NCC and E-Z-Go. The $1,997,000 has been outstanding in excess of 24 months. Although we are currently in negotiations with these companies to recover the amounts due and although we believe we are due the entire amount, including the $556,000 previously taken as a reserve, there is no assurance that we will collect all or any of these receivables. We continue to provide course maintenance services under the agreements which expire at various dates between now and 2010 and we believe that as these agreements expire there will be an impetus to finalize the negotiations and settle the receivable.

We will continue to monitor the status of these receivables and the progress of negotiations and to adjust the reserves as, and if, appropriate. Any increased write down of the account receivable would have a negative impact on our net worth and the inability to collect these receivables would adversely affect our anticipated cash flow from operations and our operating performance, particularly as we continue to incur expenses by providing services under the related contracts.

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

To further clarify our direct system sales, we have historically arranged a third party leasing company to provide financing for any golf course not paying in cash. Therefore, the financing contract would be between the course and the leasing company. We would recognize the revenue from the sale of the equipment at the time of the acceptance of the system by the golf course. In addition, we would record our residual interest in the equipment at this time pursuant FASB Technical Bulletin 86-2, Accounting for an Interest in the Residual Value of a Leased Asset: Acquired by a Third Party or Retained by a Lessor That Sells the Related Minimum Rental Payments.

During 2007, we modified our approach so that we contract directly with the golf course. As such, any leasing contracts are between ProLink and the golf course. These lease contracts qualify as sales-type leases pursuant to FASB 13, Accounting for Leases. The lease is then sold to a third party leasing company. Generally, this is accomplished at the time of the lease signing, however, in some instances has taken up to 90 days to complete. This transfer to the third party leasing company is accounted for as a sale of the lease pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

We do not believe there have been any other significant changes to our critical accounting policies and estimates subsequent to December 31, 2007.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements and adopted accounting are discussed in the notes to the unaudited condensed consolidated financial statements included elsewhere herein.

Item 3. Quantitative and Qualitative About Market Risk

Not applicable because we are a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed: (i) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (ii) to ensure that such information is accumulated and communicated to management, including Mr. Lawrence Bain, our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15)e) and 15d-15(e) are effective.

Changes in Internal Control over Financial Reporting.

We have evaluated our internal control over financial reporting as of the end of our third fiscal quarter of 2008, the period covered by this Quarterly Report on Form 10-Q, as discussed above. There were no changes in our internal control over financial reporting (as such term is defined in Rule 12a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On May 15, 2006, a suit was filed against us in the Superior Court, Complex Litigation Docket, Hartford, Connecticut by Blackledge Country Club, Inc. The suit is based on a Service Agreement that was entered into for a GPS system manufactured, supplied, maintained and installed by the Company or with Textron (a contractor). The Company has indemnified Textron from claims from Blackledge. In the third party complaint, Blackledge alleges claims for indemnification, breach of contract and breach of warranty, fraud and negligent misrepresentation against Textron and the Company. The case was mediated on July 29, 2008. We agreed to pay $25,000 into the pool at NC Golf subject to Blackledge paying $80,000 into the pool. This payment is reflected in our results as of September 30, 2008.

In November, 2007, ProLink filed a patent litigation action and declaratory judgment action (the “Patent Litigation”) against GPS Industries, Inc. (“GPSI”), UpLink Corporation and two of GPSI’s golf course customers (collectively, the “Defendants”) in the United States District Court for the District of Arizona. The Patent Litigation alleges that each Defendant infringes upon one or more of the ProLink’s three asserted patents and that an UpLink patent, which contains claims directed at advertising, is not infringed and is invalid due to prior art. The Defendants raise various defenses and counterclaims. Three Defendants are seeking a declaratory judgment that one or all of the ProLink’s asserted patents is/are invalid and/or not infringed. Defendants GPSI and UpLink have moved to dismiss ProLink’s declaratory judgment claims. A settlement conference previously scheduled for August 25, 2008, has been rescheduled for February 17, 2009. At September 30, 2008, no liability has been reported in the accompanying Condensed Consolidated Financial Statements for any potential loss arising from this counterclaim.

In a related case, on July 16, 2008, GPS Industries, Inc. filed a complaint in the Northern District of Illinois alleging patent infringement.  The complaint alleges that ProLink, and two other defendants LinksCorp, Inc., and ABC National Television Sales, Inc., each infringed one or both, U.S. Patent No. 5,685,786 (the “‘786 Patent”) and U.S. Patent No. 5,438,518 (the “‘518 Patent”), and alleges common law claims of slander of title and unfair competition against ProLink relating to the ‘518 Patent.  On September 12, 2008, ProLink filed its Answer, Affirmative Defenses and Counterclaims (“Answer”), wherein ProLink denied that it has infringed or is infringing the ‘786 Patent and/or the ‘518 Patent. ProLink’s Answer also asserted counterclaims seeking a declaratory judgment that the ‘518 Patent is invalid, unenforceable and not infringed, and that ProLink has rights to the ‘518 Patent. Regarding the '786 Patent, as discussed above, ProLink had previously filed in November, 2007 in the United States District Court for the District of Arizona a complaint against GPSI and Uplink Corporation asking for a judgment that the '786 Patent was invalid and seeking a declaratory judgment that ProLink does not infringe '786 Patent.  At September 30, 2008, no liability has been reported in the accompanying Condensed Consolidated Financial Statements for any potential loss arising from this claim.

On February 8, 2008, the Company filed a Request for Arbitration with the International Chamber of Commerce (ICC) International Court of Arbitration in relation to a breach of contract dispute against Elumina Iberica, S.A, Elumina Iberica UK Limited, GP ADS, S.L. and GP ADS LTD and related parties as a result of multiple breaches, including non-payment, in connection with the previously announced acquisition of Elumina. The acquisition agreement was terminated in 2008. The arbitration hearing has been scheduled for January 12, 2009.

On April 25, 2008 the Company filed a Demand for Arbitration with the American Arbitration Association against David Chessler and his related entities in relation to multiple breaches by Chessler of a November 7, 2005 Settlement Agreement. These breaches include claims that Chessler or his entities acquired additional GPS systems in Europe, Chessler’s placement of GPS systems in Mexico, Chessler’s marketing GPS equipment while failing to disclose that said equipment was “used”, and Chessler’s financing non single course GPS systems. Chessler has filed counter claims in the arbitration that the Company has interfered with the sale or lease of GPS systems in breach of the Settlement Agreement. The Company does not believe that any loss is probable and accordingly has not accrued a liability related to this complaint as of September 30, 2008.

On May 26, 2008, Roblor Marketing Group, Inc. (“Roblor”) filed a lawsuit in the United States District Court for the Southern District of Florida alleging that ProLink and nine other defendants have infringed and continue to infringe United States Patent Number 5,507,485 (the “‘485 Patent”). On July 25, 2008, ProLink filed its Answer, Affirmative Defenses and Counterclaims (the “Answer”), wherein ProLink denied that it has infringed or is infringing the ‘485 Patent. ProLink’s Answer also asserted counterclaims seeking a declaratory judgment that the ‘485 Patent is invalid, unenforceable and not infringed. At September 30, 2008, no liability has been reported in the accompanying Condensed Consolidated Financial Statements for any potential loss arising from this claim.

On July 3, 2008, Mr. Kevin Clarke, t/a Elumina Iberica UK, ("Mr. Clarke") issued proceedings for defamation in the Queen's Bench Division of the English High Court against Mr. Lawrence Bain and ProLink Holdings Corp. Mr. Clarke alleges that statements made by ProLink and Mr. Bain, in his capacity as CEO of ProLink, concerning the relationship between ProLink and Mr. Clarke, Elumina Iberica UK and Elumina Iberica SA are defamatory of him. Mr. Clarke is seeking injunctive relief and unspecified damages. ProLink and Mr. Bain deny liability and intend to vigorously defend the proceedings. At September 30, 2008, no liability has been reported in the accompanying Condensed Consolidated Financial Statements for any potential loss arising from this claim.

We are involved in other disputes arising in the ordinary course of business. Such disputes taken in the aggregate are not expected to have a material adverse impact on ProLink.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20, 2008, 200,000 shares of the Company’s common stock were issued in relation to CEOcast, Inc. in connection with a consulting agreement. The issuance of the shares was made in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2008

PROLINK HOLDINGS CORP.

By:	/s/ Lawrence D. Bain
Lawrence D. Bain
Chief Executive Officer and Chief Financial Officer
(Authorized Officer, Principal Executive Officer and Principal Financial Officer)