Form 10-Q/A
period 2008-06-30
ProLink Holdings Corp.
filed 2008-12-12
CIK 1072816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

There were 49,059,185 shares of common stock, par value of $0.0001 per share, outstanding as of August 13, 2008.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is filed by ProLink Holdings Corp. (the “Registrant”) to amend the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as originally filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2008.  The purpose of this Amendment is to file the Assignment of Lease, by and between ProLink Solutions, LLC, the Registrant’s wholly-owned subsidiary (“ProLink”), and FOC Financial Limited Partnership (“FOC”), dated as of May 16, 2008 (the “Lease”), in its entirety without redaction. The Registrant had previously requested confidential treatment for certain provisions of the Lease, but has subsequently withdrawn the request. On September 25, 2008, ProLink and FOC amended the Lease and entered into the Amended and Restated Assignment of Lease (the “Amended and Restated Lease”), as filed with the Commission on October 2, 2008 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A. The purpose of the Amended and Restated Lease was to delete certain incorrect references to “Exhibit B” (“Service Agreement”). No material changes were made.

INDEX OF EXHIBITS
Exhibit
Number	Description
10.3	Assignment of Lease, by and between ProLink Solutions, LLC and FOC Financial Limited Partnership, dated as of May 16, 2008. +
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14, as Adopted Pursuant to Section302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

________________________
+           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2008

PROLINK HOLDINGS CORP.

By:	/s/ Lawrence D. Bain
Lawrence D. Bain
Chief Executive Officer and Chief Financial Officer
(Authorized Officer, Principal Executive Officer and Principal Financial Officer)